Form 10-K/A
period 1994-12-31
THERMEDICS INC
filed 1995-03-14
CIK 721356

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                  __________________________________________

                        AMENDMENT NO. 1 ON FORM 10-K/A
  (mark one)
  [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1994

  [   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                         Commission file number 1-9567

                                THERMEDICS INC.
            (Exact name of Registrant as specified in its charter)
  Massachusetts                                                    04-2788806
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                          Identification No.)

  470 Wildwood Street, P.O. Box 2999
  Woburn, Massachusetts                                            01888-1799
  (Address of principal executive offices)                         (Zip Code)
      Registrant's telephone number, including area code: (617) 622-1000
          Securities registered pursuant to Section 12(b) of the Act:

      Title of each class         Name of each exchange on which registered
  ----------------------------    -----------------------------------------
  Common Stock, $.10 par value              American Stock Exchange

         Securities registered pursuant to Section 12 (g) of the Act:
                                     None

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the
  filing requirements for at least the past 90 days.  Yes [ X ]   No [  ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form
  10-K or any amendment to this Form 10-K. [   ]

  The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 27, 1995, was approximately $214,249,000.

  As of January 27, 1995, the Registrant had 33,293,263 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
  Portions of the Registrant's 1994 Annual Report to Shareholders for the year ended December 31, 1994, are incorporated by reference into Parts I and II.

  Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 1995, are incorporated by reference into Part III.
PAGE

                                THERMEDICS INC.


  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
            ----------------------------------------------------------------

  (a, d)    Financial Statements and Schedules.
            ----------------------------------

            (2) The consolidated fianancial statement schedule set forth in the list below is filed as part of this Report.

            Certain Financial Statement Schedules filed herewith:

                 Schedule II:  Valuation and Qualifying Accounts


        Attached is page 16 of the Registrant's 1994 Form 10-K. The amount of accounts written off in the year ended January 2, 1993 has been amended. This amended information replaces the corresponding information filed originally in the Form 10-K.




































                                        2PAGE

   SCHEDULE II


                                            THERMEDICS INC.

                                   VALUATION AND QUALIFYING ACCOUNTS

                                             (In thousands)
                                                             Additions            Deductions
                                                   -----------------------------  -----------
                                        Balance at Charged to                     Accounts    Balance
                                        Beginning  Costs and            Accounts  Written     at End
  Description                           of Year    Expenses   Other(a)  Recovered Off         of Year
  ----------------------------------    ---------- ---------- -------   --------- --------    -------
  Year Ended December 31, 1994
    Allowance for Doubtful Accounts     $   944    $ 1,190    $ 2,717   $    60    $(1,271)   $ 3,640

  Year Ended January 1, 1994
    Allowance for Doubtful Accounts     $   769    $    92    $   141   $   133    $  (191)   $   944

  Year Ended January 2, 1993
    Allowance for Doubtful Accounts     $   388    $   724    $     -   $     5    $  (348)   $   769

  (a) Allowance of business acquired during the year as described in Note 3 to Consolidated Financial
      Statements in the Registrant's 1994 Annual Report to Shareholders.















                                                    16PAGE

                                  SIGNATURES
                                  ----------


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 13th day of March 1995.



                                                THERMEDICS INC.



                                                Paul F. Kelleher
                                                ------------------------
                                                Paul F. Kelleher
                                                Chief Accounting Officer



































                                        3PAGE