Form 10-Q
period 1995-04-01
THERMEDICS INC
filed 1995-05-05
CIK 721356

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC  20549

                     ---------------------------------------


                                    FORM 10-Q

   (mark one)

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Quarter Ended April 1, 1995.

   [   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934.

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
         requirements for the past 90 days.  Yes [ X ]     No [  ]

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                   Class                 Outstanding at April 28, 1995
         ----------------------------    -----------------------------
         Common Stock, $.10 par value               33,605,161
PAGE

                                                                     Form 10-Q
                                                                 April 1, 1995
                                 THERMEDICS INC.
   PART I - Financial Information

   Item 1 - Financial Statements

   (a)Consolidated Balance Sheet - Assets as of April 1, 1995 and
       December 31, 1994 (In thousands)

                                           April 1, 1995    December 31, 1994
                                           -------------    -----------------
   Current Assets:
     Cash and cash equivalents                  $ 33,129             $ 37,043
     Short-term available-for-sale
       investments, at quoted market
       value (amortized cost of $61,036
       and $72,731)                               60,715               71,680
     Accounts receivable, less allowances
       of $3,969 and $3,640                       36,977               33,645
     Unbilled contract costs and fees                704                  497
     Inventories:
       Raw materials and supplies                 14,422               13,223
       Work in process                             7,145                5,429
       Finished goods                              9,007                8,149
     Prepaid income taxes and expenses             4,228                4,676
                                                --------             --------
                                                 166,327              174,342
                                                --------             --------

   Property, Plant and Equipment, at Cost         25,649               24,367

     Less: Accumulated depreciation and
           amortization                           14,558               13,640
                                                --------             --------
                                                  11,091               10,727
                                                --------             --------
   Long-term Available-for-sale Investments,
     at Quoted Market Value (amortized cost
     of $60,942 and $46,863)                      60,607               45,426
                                                --------             --------
   Other Assets                                    5,221                5,582
                                                --------             --------
   Cost in Excess of Net Assets of Acquired
     Companies                                    58,427               55,490
                                                --------             --------
                                                $301,673             $291,567
                                                ========             ========


   The accompanying notes are an integral part of these consolidated financial statements.







                                        2PAGE

                                                                     Form 10-Q
                                                                 April 1, 1995
                                 THERMEDICS INC.



   (a)Consolidated Balance Sheet - Liabilities and Shareholders' Investment as of April 1, 1995 and December 31, 1994 (In thousands except share amounts)

                                           April 1, 1995   December 31, 1994
                                           -------------   -----------------
   Current Liabilities:
     Notes payable                              $ 10,272            $ 10,576
     Accounts payable                             13,399               9,481
     Deferred revenue                              2,310               2,463
     Customer deposits                             1,559               2,546
     Accrued payroll and employee benefits         6,498               7,369
     Accrued income taxes                          1,912                 582
     Accrued warranty costs                        3,766               3,380
     Other accrued expenses                        9,700               7,675
     Due to parent company                         1,920               1,940
                                                --------            --------
                                                  51,336              46,012
                                                --------            --------
   Deferred Income Taxes and Other Items           1,529               1,565
                                                --------            --------
   Long-term Obligations:
     Subordinated convertible obligations         81,076              82,385
     Other                                           226                 166
                                                --------            --------
                                                  81,302              82,551
                                                --------            --------
   Minority Interest                              31,019              29,674
                                                --------            --------
   Shareholders' Investment:
     Common stock, $.10 par value, 50,000,000
       shares authorized; 33,430,793 and
       33,303,135 shares issued                    3,343               3,330
     Capital in excess of par value              103,209             102,975
     Retained earnings                            30,328              27,066
     Treasury stock at cost, 11,231 and
       14,671 shares                                (288)               (310)
     Cumulative translation adjustment               312                 326
     Net unrealized loss on available-for-sale
       investments                                  (417)             (1,622)
                                                --------            --------
                                                 136,487             131,765
                                                --------            --------
                                                $301,673            $291,567
                                                ========            ========


   The accompanying notes are an integral part of these consolidated financial statements.






                                        3PAGE

                                                                     Form 10-Q
                                                                 April 1, 1995
                                 THERMEDICS INC.


   (b) Consolidated Statement of Income for the three months ended
       April 1, 1995 and April 2, 1994 (In thousands except per share amounts)


                                                     Three Months Ended
                                              ------------------------------
                                              April 1, 1995    April 2, 1994
                                              -------------    -------------
   Revenues                                          $43,858         $27,293
                                                     -------         -------

   Costs and Operating Expenses:
     Cost of revenues                                 24,286          15,656
     Selling, general and administrative expenses     12,195           6,917
     Expenses for research and development             2,381           2,254
                                                     -------         -------
                                                      38,862          24,827
                                                     -------         -------

   Operating Income                                    4,996           2,466

   Interest Income                                     2,197           1,870
   Interest Expense                                     (938)           (775)
   Gain on Sale of Investments                             -             241
   Other Income (includes $25 from
     related party in 1994)                               14              25
                                                     -------         -------
   Income Before Provision for Income Taxes
     and Minority Interest                             6,269           3,827
   Provision for Income Taxes                          2,320           1,522
   Minority Interest Expense                             687             153
                                                     -------         -------
   Net Income                                        $ 3,262         $ 2,152
                                                     =======         =======
   Earnings per Share                                $   .10         $   .07
                                                     =======         =======
   Weighted Average Shares                            33,306          32,463
                                                     =======         =======


   The accompanying notes are an integral part of these consolidated financial statements.












                                        4PAGE

                                                                     Form 10-Q
                                                                 April 1, 1995
                                 THERMEDICS INC.


   (c) Consolidated Statement of Cash Flows for the three months ended April 1, 1995 and April 2, 1994 (In thousands)

                                                    Three Months Ended
                                              ------------------------------
                                              April 1, 1995    April 2, 1994
                                              -------------    -------------
   Operating Activities:
     Net income                                    $  3,262         $  2,152
     Adjustments to reconcile net income
       to net cash provided by (used in)
       operating activities:
         Depreciation and amortization                1,365              859
         Provision for losses on accounts
           receivable                                   290              203
         Gain on sale of investments                      -             (241)
         Minority interest expense                      687              153
         Other noncash expenses                         418              223
         (Decrease) increase in deferred income
           taxes                                        (45)             544
         Changes in current accounts,
           excluding the effects of
           acquisitions:
             Accounts receivable                     (2,445)             (29)
             Inventories and unbilled contract
               costs and fees                        (2,969)           3,095
             Prepaid income taxes and expenses          167             (421)
             Accounts payable                         3,583           (5,964)
             Other current liabilities               (1,285)          (4,117)
         Other                                           16                2
                                                   --------         --------
               Net cash provided by (used in)
                 operating activities                 3,044           (3,541)
                                                   --------         --------
   Investing Activities:
     Acquisitions, net of cash acquired              (4,000)         (41,073)
     Purchases of property, plant and equipment      (1,059)            (639)
     Proceeds from sale and maturities of
       available-for-sale investments                26,275           48,690
     Purchases of available-for-sale investments    (28,309)         (41,131)
     Other                                               34              154
                                                   --------         --------
               Net cash used in investing
                 activities                          (7,059)         (33,999)
                                                   --------         --------
   Financing Activities:
     Purchases of subsidiary common stock              (179)            (965)
     Net proceeds from issuance of Company
       and subsidiary common stock                      514              574
     Net proceeds from issuance of subordinated
       convertible debentures                             -           32,138
     Repurchase of long-term obligations               (132)               -
                                                   --------         --------
               Net cash provided by financing
                 activities                             203           31,747
                                                   --------         --------


                                        5PAGE

                                                                     Form 10-Q
                                                                 April 1, 1995
                                 THERMEDICS INC.


   (c) Consolidated Statement of Cash Flows for the three months ended April 1, 1995 and April 2, 1994 (In thousands) (continued)


                                                    Three Months Ended
                                              ------------------------------
                                              April 1, 1995    April 2, 1994
                                              -------------    -------------
   Exchange Rate Effect on Cash                        (102)             107
                                                   --------         --------
   Decrease in Cash and Cash Equivalents             (3,914)          (5,686)
   Cash and Cash Equivalents at Beginning
     of Period                                       37,043           40,179
                                                   --------         --------
   Cash and Cash Equivalents at End of Period      $ 33,129         $ 34,493
                                                   ========         ========

   Cash Paid For:
     Interest                                      $    622         $    821
     Income taxes                                  $    915         $    384
   Noncash Financing Activities:
     Conversion of convertible obligations         $  1,160         $  3,725


   The accompanying notes are an integral part of these consolidated financial statements.






























                                        6PAGE

                                                                     Form 10-Q
                                                                 April 1, 1995
                                 THERMEDICS INC.


   (d) Notes to Consolidated Financial Statements - April 1, 1995


   1.   General

        The interim consolidated financial statements presented have been prepared by Thermedics Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three-month periods ended April 1, 1995 and April 2, 1994, (b) the financial position at April 1, 1995, and (c) the cash flows for the three-month periods ended April 1, 1995 and April 2, 1994. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of December 31, 1994, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the Securities and Exchange Commission.


   Item 2  -  Management's Discussion and Analysis of Financial Condition and
              Results of Operations

   Overview

        The Company's business can be divided into two segments: Instruments and Other Equipment, and Biomedical Products. Through the Company's Thermedics Detection Inc. (Thermedics Detection) subsidiary, the Instruments and Other Equipment segment develops, manufactures, and markets high-speed detection instruments, including the Alexus (TM) system, a process detection instrument used in product quality assurance applications, and the EGIS (R) system, a security instrument used to detect explosives at airports and other locations. The Company's Ramsey Technology Inc. (Ramsey) subsidiary manufactures process control equipment that weighs and inspects bulk materials and packaged goods. Through the Company's Thermo Voltek Corp. (Thermo Voltek) subsidiary, the Instruments and Other Equipment segment also includes a line of electronic test instruments, and high-voltage power conversion systems.

        As part of its Biomedical Products segment, the Company's Thermo Cardiosystems Inc. (Thermo Cardiosystems) subsidiary has developed both an implantable pneumatic (IP), or air-driven, and an electric left ventricular-assist system (LVAS). In October 1994, the Company announced that the U.S. Food and Drug Administration (FDA) granted approval for commercial sales of the air-driven LVAS. With this approval, the air-driven system is available for sale to cardiac centers throughout the






                                        7PAGE

                                                                     Form 10-Q
                                                                 April 1, 1995
                                 THERMEDICS INC.


   Item 2  -  Management's Discussion and Analysis of Financial Condition and
              Results of Operations (continued)


   Overview (continued)

   United States and the Company began earning a profit on the sale of such systems in the fourth quarter of 1994. In general, a profit cannot be earned from the sale of an LVAS until the FDA has approved the device for commercial sales. The Company also manufactures enteral feeding products and a line of medical-grade polymers, which are used in catheters, tubing, and non-medical products such as Scent Seal fragrance samplers.

   Results of Operations

   First Quarter 1995 Compared With First Quarter 1994

        Total revenues in the first quarter of 1995 were $43.9 million, compared with $27.3 million in the first quarter of 1994. Instruments and Other Equipment segment revenues increased 65% in 1995 to $32.8 million from $19.9 million in 1994. This increase reflects the inclusion of $14.0 million of additional revenues from Ramsey, which was acquired on March 16, 1994; an increase of $1.1 million in revenues from Thermo Voltek's Comtest subsidiary and KeyTek Instrument division resulting primarily from greater demand; and the inclusion of $1.0 million in revenues from Verifier Systems Limited and Kalmus Engineering Incorporated (Kalmus), which were acquired by Thermo Voltek in July 1994 and March 1995, respectively. These increases were offset in part by a decline in revenues of $3.5 million from Thermedics Detection. Process detection instrument sales were $6.4 million in 1995, compared with $10.5 million in 1994. This reduction is due to a decline in demand from Thermedics Detection's principal customer, which has substantially implemented its initial deployment of Alexus systems. While the Company has expanded its customer base, and continues to develop Alexus upgrades and new applications for its process detection technology in the food and beverage market, no assurance can be given that the Company will be able to significantly broaden the market for its process detection systems.

        Biomedical Products segment revenues increased 51% to $11.1 million in the first quarter of 1995 from $7.3 million in the first quarter of 1994. This improvement is primarily the result of an increase of $2.3 million in revenues from Thermo Cardiosystems due to an increase in the number of LVAS units shipped during the first quarter of 1995, which nearly doubled compared to the first quarter of 1994, and an increase in the price of the LVAS units. In the fourth quarter of 1994, Thermo Cardiosystems implemented a price increase in the U.S. for its air-driven LVAS that will be phased in during a six-month period and that will more than double the average price of an air-driven LVAS. The final phase of the price increase is scheduled to take effect during the second quarter of 1995. In addition, revenues from Scent Seal fragrance samplers increased $1.0 million as a result of increased demand.

        The gross profit margin was 45% in the first quarter of 1995, compared with 43% in the first quarter of 1994. The gross profit margin for the Instruments and Other Equipment segment was 45% in both 1995 and 1994. Improved margins at Thermedics Detection as a result of a change in the product mix were offset by the inclusion of lower-margin Ramsey revenues.

                                        8PAGE

                                                                     Form 10-Q
                                                                 April 1, 1995
                                 THERMEDICS INC.

   Item 2  -  Management's Discussion and Analysis of Financial Condition and
              Results of Operations (continued)

   First Quarter 1995 Compared With First Quarter 1994 (continued)

   The gross profit margin for the Biomedical Products segment was 46% in 1995, compared with 38% in 1994, reflecting higher margins derived from Thermo Cardiosystems' LVAS due primarily to the first phase of the price increase which became effective in the fourth quarter of 1994, the increase in sales volume, and improvements in manufacturing efficiencies.

        Selling, general and administrative expenses as a percentage of revenues increased to 28% in the first quarter of 1995 from 25% in the first quarter of 1994 as a result of higher costs as a percentage of revenues at Ramsey and, to a lesser extent, increased selling efforts at Thermedics Detection. Research and development expenses as a percentage of revenues decreased to 5.4% in 1995 from 8.3% in 1994 due primarily to lower cost as a percentage of revenues at Ramsey.

        Interest income increased to $2.2 million in the first quarter of 1995, compared with $1.9 million in the first quarter of 1994 due to higher prevailing interest rates in 1995.

   Financial Condition

   Liquidity and Capital Resources

        Working capital, including cash, cash equivalents, and short-term available-for-sale investments, was $115.0 million at April 1, 1995, compared with $128.3 million at December 31, 1994. During the first quarter of 1995, $14.1 million of cash was used for the purchase of long-term available-for-sale investments, net of cash provided by the sale and maturities of these investments. Cash, cash equivalents, and short- and long-term available-for-sale investments were $154.5 million at April 1, 1995, compared with $154.1 million at December 31, 1994. Of the $154.5 million balance at April 1, 1995, $87.2 million was held by Thermo Cardiosystems, $32.6 million by Thermo Voltek, and the remainder by the Company and its wholly owned subsidiaries. In March 1995, Thermo Voltek acquired substantially all of the assets, subject to certain liabilities, of Kalmus for approximately $3.6 million in cash, subject to a post-closing adjustment.

        The Company intends, for the foreseeable future, to maintain at least 50% ownership of Thermo Cardiosystems and Thermo Voltek. This may require the purchase by the Company of additional shares of common stock or convertible debentures (which are then converted) of these two companies from time to time, if the number of the companies' outstanding shares increases, whether as a result of conversion of convertible notes or exercise of stock options issued by them, or otherwise. These or any other purchases may be made either in the open market or directly from Thermo Cardiosystems or Thermo Voltek, or pursuant to the conversion of all or part of the companies' subordinated convertible notes held by Thermedics. The Company's Board of Directors has authorized the purchase, during calendar year 1995, of up to $5.0 million of its own securities and those of Thermo Cardiosystems and Thermo Voltek. Any such purchases would be funded from working capital. Through April 1, 1995, the Company has expended $311,000 under this authorization.

                                        9PAGE

                                                                     Form 10-Q
                                                                 April 1, 1995
                                 THERMEDICS INC.

   Item 2  -  Management's Discussion and Analysis of Financial Condition and
              Results of Operations (continued)

   Liquidity and Capital Resources (continued)

        During 1995, the Company expects to make capital expenditures of approximately $5.5 million. The Company expects to continue to pursue its strategy of expanding its business both through the continued development, manufacture, and sale of new products, and through the possible acquisition of companies that will provide additional marketing or manufacturing capabilities and new products. The Company believes its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.


   PART II - Other Information

   Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.






































                                       10PAGE

                                                                     Form 10-Q
                                                                 April 1, 1995
                                 THERMEDICS INC.



                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of May 1995.

                                             THERMEDICS INC.



                                             Paul F. Kelleher
                                             ------------------------
                                             Paul F. Kelleher
                                             Chief Accounting Officer



                                             John N. Hatsopoulos
                                             ------------------------
                                             John N. Hatsopoulos
                                             Vice President and
                                             Chief Financial Officer
































                                       11PAGE

                                                                     Form 10-Q
                                                                 April 1, 1995
                                 THERMEDICS INC.



                                  EXHIBIT INDEX
                                  -------------


   Exhibit
   Number      Document                                                  Page
   -------     -----------------------------------------------------     ----

     27        Financial Data Schedule.