Form 10-Q
period 1995-07-01
THERMEDICS INC
filed 1995-08-04
CIK 721356

PAGE

                       SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC  20549

                     ---------------------------------------


                                    FORM 10-Q

   (mark one)

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Quarter Ended July 1, 1995.

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

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                   Class                 Outstanding at July 28, 1995
         ----------------------------    ----------------------------
         Common Stock, $.10 par value              33,773,276
PAGE

                                                                     Form 10-Q
                                                                  July 1, 1995
                                 THERMEDICS INC.


   PART I - Financial Information

   Item 1 - Financial Statements

   (a)Consolidated Balance Sheet - Assets as of July 1, 1995 and
       December 31, 1994 (In thousands)

                                            July 1, 1995    December 31,1994
                                            ------------    -----------------
   Current Assets:
     Cash and cash equivalents                  $ 42,686             $ 37,043
     Short-term available-for-sale
       investments, at quoted market
       value (amortized cost of $70,033
       and $72,731)                               71,076               71,680
     Accounts receivable, less allowances
       of $3,763 and $3,640                       35,016               33,645
     Unbilled contract costs and fees              1,900                  497
     Inventories:
       Raw materials and supplies                 13,597               13,223
       Work in process                             9,934                5,429
       Finished goods                              9,373                8,149
     Prepaid income taxes and expenses             4,935                4,676
                                                --------             --------
                                                 188,517              174,342
                                                --------             --------
   Property, Plant and Equipment, at Cost         26,864               24,367

     Less: Accumulated depreciation and
           amortization                           15,493               13,640
                                                --------             --------
                                                  11,371               10,727
                                                --------             --------
   Long-term Available-for-sale Investments,
     at Quoted Market Value (amortized cost
     of $43,155 and $46,863)                      43,624               45,426
                                                --------             --------
   Other Assets                                    4,747                5,582
                                                --------             --------
   Cost in Excess of Net Assets of Acquired
     Companies                                    58,120               55,490
                                                --------             --------
                                                $306,379             $291,567
                                                ========             ========


   The accompanying notes are an integral part of these consolidated financial statements.




                                        2PAGE

                                                                     Form 10-Q
                                                                  July 1, 1995
                                 THERMEDICS INC.


   (a)Consolidated Balance Sheet - Liabilities and Shareholders' Investment as of July 1, 1995 and December 31, 1994 (In thousands except share amounts)

                                            July 1, 1995   December 31, 1994
                                            ------------   -----------------
   Current Liabilities:
     Notes payable                              $ 10,123            $ 10,576
     Accounts payable                             12,211               9,481
     Deferred revenue                              2,010               2,463
     Customer deposits                             2,452               2,546
     Accrued payroll and employee benefits         6,476               7,369
     Accrued income taxes                          3,091                 582
     Accrued warranty costs                        3,399               3,380
     Other accrued expenses                        8,760               7,675
     Due to parent company                         1,668               1,940
                                                --------            --------
                                                  50,190              46,012
                                                --------            --------
   Deferred Income Taxes and Other Items           1,693               1,565
                                                --------            --------
   Long-term Obligations:
     Subordinated convertible obligations         70,971              82,385
     Other                                           169                 166
                                                --------            --------
                                                  71,140              82,551
                                                --------            --------
   Minority Interest                              36,455              29,674
                                                --------            --------
   Shareholders' Investment:
     Common stock, $.10 par value, 50,000,000
       shares authorized; 33,743,381 and
       33,303,135 shares issued                    3,374               3,330
     Capital in excess of par value              108,580             102,975
     Retained earnings                            33,994              27,066
     Treasury stock at cost, 6,042 and
       14,671 shares                                (298)               (310)
     Cumulative translation adjustment               285                 326
     Net unrealized gain (loss) on available-
       for-sale investments                          966              (1,622)
                                                --------            --------
                                                 146,901             131,765
                                                --------            --------
                                                $306,379            $291,567
                                                ========            ========


   The accompanying notes are an integral part of these consolidated financial statements.




                                        3PAGE

                                                                     Form 10-Q
                                                                  July 1, 1995
                                 THERMEDICS INC.


   (b)Consolidated Statement of Income for the three months ended
       July 1, 1995 and July 2, 1994 (In thousands except per share amounts)


                                                      Three Months Ended
                                                -----------------------------
                                                July 1, 1995     July 2, 1994
                                                ------------     ------------
   Revenues                                          $43,268         $42,403
                                                     -------         -------

   Costs and Operating Expenses:
     Cost of revenues                                 23,715          24,810
     Selling, general and administrative expenses     11,522          11,073
     Expenses for research and development             2,849           2,803
                                                     -------         -------
                                                      38,086          38,686
                                                     -------         -------

   Operating Income                                    5,182           3,717

   Interest Income                                     2,233           1,731
   Interest Expense                                     (923)           (770)
   Gain on Issuance of Stock by Subsidiary               455               -
   Loss on Sale of Investments                             -             (11)
   Other Income (includes $25 from
     related party in 1994)                                -              25
                                                     -------         -------
   Income Before Provision for Income Taxes
     and Minority Interest                             6,947           4,692
   Provision for Income Taxes                          2,261           1,909
   Minority Interest Expense                           1,020             273
                                                     -------         -------
   Net Income                                        $ 3,666         $ 2,510
                                                     =======         =======
   Earnings per Share                                $   .11         $   .08
                                                     =======         =======
   Weighted Average Shares                            33,616          32,583
                                                     =======         =======


   The accompanying notes are an integral part of these consolidated financial statements.







                                        4PAGE

                                                                     Form 10-Q
                                                                  July 1, 1995
                                 THERMEDICS INC.


   (b)Consolidated Statement of Income for the six months ended
       July 1, 1995 and July 2, 1994 (In thousands except per share amounts)


                                                      Six Months Ended
                                               -----------------------------
                                                July 1, 1995    July 2, 1994
                                                ------------    ------------
   Revenues                                          $87,126         $69,696
                                                     -------         -------
   Costs and Operating Expenses:
     Cost of revenues                                 48,001          40,466
     Selling, general and administrative expenses     23,717          17,990
     Expenses for research and development             5,230           5,057
                                                     -------         -------
                                                      76,948          63,513
                                                     -------         -------

   Operating Income                                   10,178           6,183

   Interest Income                                     4,430           3,601
   Interest Expense                                   (1,861)         (1,545)
   Gain on Issuance of Stock by Subsidiary               455               -
   Gain on Sale of Investments                             -             230
   Other Income (includes $50 from
     related party in 1994)                               14              50
                                                     -------         -------
   Income Before Provision for Income Taxes
     and Minority Interest                            13,216           8,519
   Provision for Income Taxes                          4,581           3,431
   Minority Interest Expense                           1,707             426
                                                     -------         -------
   Net Income                                        $ 6,928         $ 4,662
                                                     =======         =======
   Earnings per Share                                $   .21         $   .14
                                                     =======         =======
   Weighted Average Shares                            33,461          32,523
                                                     =======         =======


   The accompanying notes are an integral part of these consolidated financial statements.









                                        5PAGE

                                                                     Form 10-Q
                                                                  July 1, 1995
                                 THERMEDICS INC.


   (c)Consolidated Statement of Cash Flows for the six months ended July 1, 1995 and July 2, 1994 (In thousands)

                                                      Six Months Ended
                                               -----------------------------
                                               July 1, 1995     July 2, 1994
                                               ------------     ------------
   Operating Activities:
     Net income                                    $  6,928         $  4,662
     Adjustments to reconcile net income
       to net cash provided by operating
       activities:
         Depreciation and amortization                2,690            1,906
         Provision for losses on accounts
           receivable                                   396              369
         Gain on issuance of stock by subsidiary       (455)               -
         Gain on sale of investments                      -             (230)
         Deferred costs from issuance of
           subordinated convertible debentures            -             (875)
         Minority interest expense                    1,707              426
         Other noncash expenses                         629              547
         Increase (decrease) in deferred income
           taxes                                        (36)             544
         Changes in current accounts,
           excluding the effects of
           acquisitions:
             Accounts receivable                       (267)           2,006
             Inventories and unbilled contract
               costs and fees                        (6,406)           7,708
             Prepaid income taxes and expenses         (858)          (1,684)
             Accounts payable                         2,270           (6,486)
             Other current liabilities               (1,420)          (6,458)
         Other                                           16               30
                                                   --------         --------
               Net cash provided by operating
                 activities                           5,194            2,465
                                                   --------         --------
   Investing Activities:
     Acquisitions, net of cash acquired              (4,000)         (41,073)
     Purchases of property, plant and equipment      (2,330)          (1,323)
     Proceeds from sale and maturities of
       available-for-sale investments                59,913           57,219
     Purchases of available-for-sale investments    (53,158)         (58,871)
     Other                                              (22)            (144)
                                                   --------         --------
               Net cash provided by (used in)
                 investing activities              $    403         $(44,192)
                                                   --------         --------


                                        6PAGE

                                                                     Form 10-Q
                                                                  July 1, 1995
                                 THERMEDICS INC.

   (c)Consolidated Statement of Cash Flows for the six months ended July 1, 1995 and July 2, 1994 (In thousands) (continued)


                                                      Six Months Ended
                                               -----------------------------
                                               July 1, 1995     July 2, 1994
                                               ------------     ------------
   Financing Activities:
     Purchases of subsidiary common stock          $   (179)        $ (1,537)
     Net proceeds from issuance of Company
       and subsidiary common stock                      378            1,183
     Proceeds from issuance of subordinated
       convertible debentures                             -           33,000
     Repurchase of long-term obligations               (132)               -
                                                   --------         --------
               Net cash provided by financing
                 activities                              67           32,646
                                                   --------         --------
   Exchange Rate Effect on Cash                         (21)             313
                                                   --------         --------
   Increase (Decrease) in Cash and Cash
     Equivalents                                      5,643           (8,768)
   Cash and Cash Equivalents at Beginning
     of Period                                       37,043           40,179
                                                   --------         --------
   Cash and Cash Equivalents at End of Period      $ 42,686         $ 31,411
                                                   ========         ========
   Cash Paid For:
     Interest                                      $    715         $  1,461
     Income taxes                                  $  2,030         $  2,039

   Noncash Financing Activities:
     Conversion of convertible obligations         $ 11,265         $  8,595


   The accompanying notes are an integral part of these consolidated financial statements.











                                        7PAGE

                                                                     Form 10-Q
                                                                  July 1, 1995
                                 THERMEDICS INC.


   (d) Notes to Consolidated Financial Statements - July 1, 1995


   1.   General

        The interim consolidated financial statements presented have been prepared by Thermedics Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three- and six-month periods ended July 1, 1995 and July 2, 1994, (b) the financial position at July 1, 1995, and (c) the cash flows for the six-month periods ended July 1, 1995 and July 2, 1994. Interim results are not necessarily indicative of results for a full year.

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
              Results of Operations

   Overview

        The Company's business can be divided into two segments: Instruments and Other Equipment, and Biomedical Products. Through the Company's Thermedics Detection Inc. (Thermedics Detection) subsidiary, the Instruments and Other Equipment segment develops, manufactures, and markets high-speed detection instruments, including the Alexus (TM) system, a process detection instrument used in product quality assurance applications, and the EGIS (R) system, a security instrument used to detect explosives at airports and other locations. The Company's Ramsey Technology Inc. (Ramsey) subsidiary manufactures process control equipment that weighs and inspects bulk materials and packaged goods. Through the Company's Thermo Voltek Corp. (Thermo Voltek) subsidiary, the Instruments and Other Equipment segment also includes a line of electronic test instruments and high-voltage power conversion systems.

        As part of its Biomedical Products segment, the Company's Thermo Cardiosystems Inc. (Thermo Cardiosystems) subsidiary has developed both an implantable pneumatic (IP), or air-driven, and an electric left ventricular-assist system (LVAS). In October 1994, the Company announced that the U.S. Food and Drug Administration (FDA) granted approval for commercial sales of the air-driven LVAS. With this approval, the air-driven system is available for sale to cardiac centers throughout the United

                                        8PAGE

                                                                     Form 10-Q
                                                                  July 1, 1995
                                 THERMEDICS INC.


   Item 2  -  Management's Discussion and Analysis of Financial Condition and
              Results of Operations (continued)


   Overview (continued)

   States and the Company began earning a profit on the sale of such systems in the fourth quarter of 1994. A profit cannot be earned from the sale of an LVAS unless the FDA has approved the device for commercial sales. The Company also manufactures enteral feeding products and a line of medical-grade polymers, which are used in catheters, tubing, and non-medical products such as Scent Seal fragrance samplers.

   Results of Operations

   Second Quarter 1995 Compared With Second Quarter 1994

        Total revenues in the second quarter of 1995 were $43.3 million, compared with $42.4 million in the second quarter of 1994. Instruments and Other Equipment segment revenues in the second quarter of 1995 decreased to $32.8 million from $35.4 million in 1994. Thermedics Detection process detection instrument sales declined to $4.2 million in 1995, from $9.9 million in 1994. This decline is due to a decrease in demand from Thermedics Detection's principal customer, which has substantially implemented its deployment of Alexus systems. While the Company has expanded its customer base, and continues to develop Alexus upgrades and new applications for its process detection technology in the food and beverage market, no assurance can be given that the Company will be able to significantly broaden the market for its process detection systems. This decline in revenues was partially offset by the inclusion of a total of $2.2 million in revenues from Verifier Systems Limited (Verifier) and Kalmus Engineering Incorporated (Kalmus), which were acquired by Thermo Voltek in July 1994 and March 1995, respectively, favorable currency translation effects on sales by Thermo Voltek's Comtest subsidiary, and an increase in revenues due to greater demand at Thermo Voltek's KeyTek Instrument (KeyTek) and Universal Voltronics divisions.

        Biomedical Products segment revenues increased 50% to $10.5 million in the second quarter of 1995 from $7.0 million in the second quarter of 1994. This improvement is primarily the result of an increase of $3.3 million in revenues from Thermo Cardiosystems due to an increase in the number of air-driven and electrical LVAS implants. The number of LVAS units shipped during the second quarter of 1995, increased by 46% compared with the second quarter of 1994. Revenues also increased due to an increase in the price of the LVAS units. In the fourth quarter of 1994, Thermo Cardiosystems implemented a price increase in the U.S. for its air-driven LVAS that has been phased in during the first half of 1995 and has more than doubled the average price of an air-driven LVAS. The final phase of the price increase became effective during the second quarter of 1995.


                                        9PAGE

                                                                     Form 10-Q
                                                                  July 1, 1995
                                 THERMEDICS INC.


   Item 2  -  Management's Discussion and Analysis of Financial Condition and
              Results of Operations (continued)


   Second Quarter 1995 Compared With Second Quarter 1994 (continued)

        The gross profit margin was 45% in the second quarter of 1995, compared with 41% in the second quarter of 1994. The gross profit margin for the Instruments and Other Equipment segment was 44% in 1995, compared with 42% in 1994. Improved margins at Ramsey, which resulted from a reduction in operating expenses and manufacturing improvements, more than offset reduced margins at Thermo Voltek due to competitive pricing pressure and, to a lesser extent, expenses associated with a new product introduction at Universal Voltronics.

        The gross profit margin for the Biomedical Products segment was 50% in 1995, compared with 42% in 1994, reflecting higher margins at Thermo Cardiosystems resulting from the LVAS price increase, the increase in sales volume, and improvements in manufacturing efficiencies.

        Selling, general and administrative expenses as a percentage of revenues increased to 27% in the second quarter of 1995 from 26% in the second quarter of 1994. The increase was primarily a result of higher costs as a percentage of revenues at Thermedics Detection. Research and development expenses as a percentage of revenues remained unchanged at 6.6% in 1995 and 1994.

        Interest income increased to $2.2 million in the second quarter of 1995 from $1.7 million in the second quarter of 1994 due to higher prevailing interest rates in 1995. Interest expense increased to $923,000 in the second quarter of 1995 from $770,000 in 1994 as a result of borrowings by Ramsey's and Thermo Voltek's foreign subsidiaries, offset in part by a decrease in interest expense due to conversions of subordinated convertible obligations.

        The gain on the issuance of stock by subsidiary of $455,000 in the second quarter of 1995 resulted from the conversion of $1.0 million principal amount of Thermo Voltek's 3 3/4% subordinated convertible debentures.

   First Six Months 1995 Compared With First Six Months 1994

        Total revenues in the first six months of 1995 were $87.1 million, compared with $69.7 million in the first six months of 1994. Instruments and Other Equipment segment revenues increased 18% to $65.6 million in 1995 from $55.4 million in 1994. This increase reflects the inclusion of $14.0 million of additional revenues from Ramsey, which was acquired on March 16, 1994; the inclusion of a total of $3.2 million in revenues from Verifier and Kalmus; an increase in revenues from greater demand at Thermo Voltek's KeyTek and Universal Voltronics divisions and an increase in revenues at its Comtest subsidiary that resulted from favorable currency translation effects on sales. These increases were offset in part by a decline in Thermedics Detection process detection instrument revenues to $10.7 million in 1995, from $20.4 million in 1994. The reason for the decrease in revenues is the same as that discussed in the results of operations for the second quarter.
                                       10PAGE

                                                                     Form 10-Q
                                                                  July 1, 1995
                                 THERMEDICS INC.


   Item 2  -  Management's Discussion and Analysis of Financial Condition and
              Results of Operations (continued)


   First Six Months 1995 Compared With First Six Months 1994 (continued)

        Biomedical Products segment revenues increased 50% to $21.5 million in the first six months of 1995 from $14.3 million in the first six months of 1994. This improvement is primarily the result of an increase of $5.6 million in revenues from Thermo Cardiosystems due to an increase in the number of LVAS units shipped during the first six months of 1995, which nearly doubled compared with the first six months of 1994, and an increase in the price of the LVAS units, discussed in the results of operations for the second quarter. In addition, revenues from Scent Seal fragrance samplers increased $1.1 million to $4.3 million as a result of increased demand. In June 1995, the Company entered into a license agreement under which the Company licensed, on an exclusive basis, all of its patents and know-how relating to the Scent Seal fragrance samplers to a third party in consideration for royalty payments on future sales by the licensee.

        The gross profit margin was 45% in the first six months of 1995, compared with 42% in the first six months of 1994. The gross profit margin for the Instruments and Other Equipment segment was 44% in 1995 and 43% in 1994. Improved margins at Thermedics Detection, as a result of a change in the product mix, and at Ramsey, due to a reduction in operating expenses, were partially offset by lower margins at Thermo Voltek's Keytek division due to competitive pricing pressure and, to a lesser extent, higher costs associated with an upgraded product at KeyTek. The gross profit margin for the Biomedical Products segment was 48% in 1995, compared with 40% in 1994, reflecting higher margins at Thermo Cardiosystems resulting from the LVAS price increase, the increase in sales volume, and improvements in manufacturing efficiencies.

        Selling, general and administrative expenses as a percentage of revenues increased to 27% in the first six months of 1995 from 26% in the first six months of 1994 primarily as a result of higher costs as a percentage of revenues at Thermedics Detection. Research and development expenses as a percentage of revenues decreased to 6.0% in 1995 from 7.3% in 1994 due primarily to lower costs as a percentage of revenues at Thermo Cardiosystems as a result of a higher sales volume in 1995.

        Interest income increased to $4.4 million in the first six months of 1995 from $3.6 million in the first six months of 1994 due to higher prevailing interest rates in 1995. Interest expense in 1995 increased to $1.9 million in 1995 from $1.5 million in 1994 as a result of borrowings by Ramsey's and Thermo Voltek's foreign subsidiaries, offset in part by a decrease in interest expense due to conversion of subordinated convertible obligations.

        The gain on the issuance of stock by subsidiary of $455,000 in 1995 resulted from the conversion of $1.0 million principal amount of Thermo Voltek's 3 3/4% subordinated convertible debentures.


                                       11PAGE

                                                                     Form 10-Q
                                                                  July 1, 1995
                                 THERMEDICS INC.



   Item 2  -  Management's Discussion and Analysis of Financial Condition and
              Results of Operations (continued)


   Financial Condition

   Liquidity and Capital Resources

        Working capital, including cash, cash equivalents, and short-term available-for-sale investments, was $138.3 million at July 1, 1995, compared with $128.3 million at December 31, 1994. Cash, cash equivalents, and short- and long-term available-for-sale investments were $157.4 million at July 1, 1995, compared with $154.1 million at December 31, 1994. Of the $157.4 million balance at July 1, 1995, $89.5 million was held by Thermo Cardiosystems, $34.0 million by Thermo Voltek, and the remainder by the Company and its wholly owned subsidiaries. In March 1995, Thermo Voltek acquired substantially all of the assets, subject to certain liabilities, of Kalmus for approximately $3.6 million in cash. The Company paid an additional $160,000 in purchase price on August 2, 1995 as a post-closing adjustment based on the value of the net assets acquired from Kalmus.

        The Company intends, for the foreseeable future, to maintain at least 50% ownership of Thermo Cardiosystems and Thermo Voltek. This may require the purchase by the Company of additional shares of common stock or convertible debentures (which are then converted) of these two companies from time to time, if the number of the companies' outstanding shares increases, whether as a result of conversion of convertible notes or exercise of stock options issued by them, or otherwise. These or any other purchases may be made either in the open market or directly from Thermo Cardiosystems or Thermo Voltek, or pursuant to the conversion of all or part of the companies' subordinated convertible notes held by Thermedics. The Company's Board of Directors has authorized the purchase, during calendar year 1995, of up to $5.0 million of its own securities and those of Thermo Cardiosystems and Thermo Voltek. Any such purchases would be funded from working capital. Through July 1, 1995, the Company has expended $311,000 under this authorization.

        On July 20, 1995, Thermo Electron Corporation (Thermo Electron) announced that it has signed a letter of intent to acquire Analytical Technology, Inc. (ATI), a Boston-based manufacturer and marketer of analytical instruments used primarily for testing and analysis, both in laboratories and in manufacturing. ATI operates through two divisions: laboratory products and analytical instruments. Upon completion of the acquisition, it is anticipated that the Company would acquire the laboratory products division, which had revenues of approximately $46 million in fiscal 1994. This division sells electrochemistry, micro-weighing, and other instruments to detect the chemical composition of foods, beverages, and pharmaceuticals. The Company expects that it will finance this acquisition through a combination of internal funds and short-term borrowings from Thermo Electron.


                                       12PAGE

                                                                     Form 10-Q
                                                                  July 1, 1995
                                 THERMEDICS INC.


   Item 2  -  Management's Discussion and Analysis of Financial Condition and
              Results of Operations (continued)


   Liquidity and Capital Resources (continued)

        During the remainder of 1995, the Company expects to make capital expenditures of approximately $3.2 million. The Company expects to continue to pursue its strategy of expanding its business both through the continued development, manufacture, and sale of new products, and through the possible acquisition of companies that will provide additional marketing or manufacturing capabilities and new products. The Company believes its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.


   PART II - Other Information

   Item 4 - Submission of Matters to a Vote of Security Holders

        On May 22, 1995 at the Annual Meeting of Shareholders, the shareholders elected eight directors to a one-year term expiring in 1996. The directors elected at the meeting were: Peter O. Crisp, Paul F. Ferrari, Dr. George N. Hatsopoulos, John N. Hatsopoulos, Robert C. Howard, Arvin H. Smith, John W. Wood Jr., and Nicholas T. Zervas. The number of votes each nominee for director received was as follows: Mr. Crisp and Mr. Howard each received 29,884,769 votes in favor of their election and 127,556 votes against; Mr. Ferrari received 29,884,774 votes in favor of his election and 127,551 votes against; Dr. Hatsopoulos received 29,884,679 votes in favor of his election and 127,646 votes against; Mr. Hatsopoulos received 29,884,969 votes in favor of his election and 127,356 votes against; Mr. Smith received 29,884,255 votes in favor of his election and 128,070 votes against; Mr. Wood received 29,885,248 votes in favor of his election and 127,077 votes against; and Dr. Zervas received 29,865,669 votes in favor of his election and 146,656 votes against. No broker nonvotes were recorded on the election of directors.

        The shareholders also approved a proposal to amend the Directors Stock Option Plan to change the formula for the award of stock options to purchase common stock of the Company to its outside Directors as follows:
   29,114,373 voted in favor, 784,647 shares voted against, and 113,305 shares abstained. No broker nonvotes were recorded on this proposal.

   Item 6 - Exhibits

        See Exhibit Index on the page immediately preceeding exhibits.




                                       13PAGE

                                                                     Form 10-Q
                                                                  July 1, 1995
                                 THERMEDICS INC.



                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 4th day of August 1995.

                                             THERMEDICS INC.



                                             Paul F. Kelleher
                                             ------------------------
                                             Paul F. Kelleher
                                             Chief Accounting Officer



                                             John N. Hatsopoulos
                                             ------------------------
                                             John N. Hatsopoulos
                                             Vice President and
                                             Chief Financial Officer





















                                       14PAGE

                                                                     Form 10-Q
                                                                  July 1, 1995
                                 THERMEDICS INC.


                                  EXHIBIT INDEX


   Exhibit
   Number      Document                                                  Page
   -------     -----------------------------------------------------     ----

     27        Financial Data Schedule.


PAGE