Form 10-Q
period 1995-09-30
THERMEDICS INC
filed 1995-11-06
CIK 721356

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC  20549


                     ---------------------------------------


                                    FORM 10-Q

   (mark one)

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Quarter Ended September 30, 1995.

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

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                   Class                 Outstanding at October 27, 1995
         ----------------------------    -------------------------------
         Common Stock, $.10 par value              33,957,479
PAGE

                                                                     Form 10-Q
                                                            September 30, 1995
                                 THERMEDICS INC.


   PART I - Financial Information

   Item 1 - Financial Statements

   (a)Consolidated Balance Sheet - Assets as of September 30, 1995 and December 31, 1994 (In thousands) (Unaudited)

                                      September 30, 1995    December 31, 1994
                                      ------------------    -----------------

   Current Assets:
     Cash and cash equivalents                  $ 34,204             $ 37,043
     Short-term available-for-sale
       investments, at quoted market
       value (amortized cost of $72,358
       and $72,731) (includes $2,135 of
       related party investments in 1995)         73,426               71,680
     Accounts receivable, less allowances
       of $3,832 and $3,640                       36,234               33,645
     Unbilled contract costs and fees              3,690                  497
     Inventories:
       Raw materials and supplies                 15,320               13,223
       Work in process                             9,614                5,429
       Finished goods                              9,296                8,149
     Prepaid income taxes and expenses             4,645                4,676
                                                --------             --------
                                                 186,429              174,342
                                                --------             --------

   Property, Plant and Equipment, at Cost         27,817               24,367

     Less: Accumulated depreciation and
           amortization                           16,463               13,640
                                                --------             --------
                                                  11,354               10,727
                                                --------             --------
   Long-term Available-for-sale Investments,
     at Quoted Market Value (amortized cost
     of $48,178 and $46,863)                      48,551               45,426
                                                --------             --------
   Other Assets                                    4,347                5,582
                                                --------             --------
   Cost in Excess of Net Assets of Acquired
     Companies                                    57,735               55,490
                                                --------             --------
                                                $308,416             $291,567
                                                ========             ========


   The accompanying notes are an integral part of these consolidated financial statements.




                                        2PAGE

                                                                     Form 10-Q
                                                            September 30, 1995
                                 THERMEDICS INC.



   (a)Consolidated Balance Sheet - Liabilities and Shareholders' Investment as of September 30, 1995 and December 31, 1994 (In thousands except share amounts) (Unaudited)

                                      September 30, 1995   December 31, 1994
                                      ------------------   -----------------
   Current Liabilities:
     Notes payable and current
       maturities of long-term obligations      $  9,097            $ 10,576
     Accounts payable                             12,515               9,481
     Deferred revenue                              1,407               2,463
     Customer deposits                             2,456               2,546
     Accrued payroll and employee benefits         6,746               7,369
     Accrued income taxes                          3,585                 582
     Accrued warranty costs                        3,608               3,380
     Other accrued expenses                        8,374               7,675
     Due to parent company                         1,318               1,940
                                                --------            --------
                                                  49,106              46,012
                                                --------            --------
   Deferred Income Taxes and Other Items           1,660               1,565
                                                --------            --------
   Long-term Obligations:
     Subordinated convertible obligations         60,665              82,385
     Other                                           151                 166
                                                --------            --------
                                                  60,816              82,551
                                                --------            --------
   Minority Interest                              43,241              29,674
                                                --------            --------

   Shareholders' Investment:
     Common stock, $.10 par value, 50,000,000
       shares authorized; 33,783,641 and
       33,303,135 shares issued                    3,378               3,330
     Capital in excess of par value              111,362             102,975
     Retained earnings                            38,011              27,066
     Treasury stock at cost, 4,234 and
       14,671 shares                                (288)               (310)
     Cumulative translation adjustment               208                 326
     Net unrealized gain (loss) on available-
       for-sale investments                          922              (1,622)
                                                --------            --------
                                                 153,593             131,765
                                                --------            --------
                                                $308,416            $291,567
                                                ========            ========


   The accompanying notes are an integral part of these consolidated financial statements.


                                        3PAGE

                                                                     Form 10-Q
                                                            September 30, 1995
                                 THERMEDICS INC.



   (b)Consolidated Statement of Income for the three months ended
       September 30, 1995 and October 1, 1994 (In thousands except per share amounts) (Unaudited)

                                                 Three Months Ended
                                        -----------------------------------
                                        September 30, 1995   October 1, 1994
                                        ------------------   ---------------

   Revenues                                        $41,224           $41,578
                                                   -------           -------

   Costs and Operating Expenses:
     Cost of revenues                               23,629            23,099
     Selling, general and administrative expenses   10,963            11,787
     Expenses for research and development           2,592             2,598
                                                   -------           -------
                                                    37,184            37,484
                                                   -------           -------

   Operating Income                                  4,040             4,094

   Interest Income                                   2,240             1,810
   Interest Expense                                   (768)             (738)
   Gain on Issuance of Stock by Subsidiary           1,838                 -
   Gain on Sale of Investments                          37                 -
   Other Income (includes $24 from
     related party in 1994)                              -                24
                                                   -------           -------

   Income Before Provision for Income Taxes
     and Minority Interest                           7,387             5,190
   Provision for Income Taxes                        2,139             2,032
   Minority Interest Expense                         1,231               272
                                                   -------           -------
   Net Income                                      $ 4,017           $ 2,886
                                                   =======           =======
   Earnings per Share                              $   .12           $   .09
                                                   =======           =======
   Weighted Average Shares                          33,770            33,184
                                                   =======           =======


   The accompanying notes are an integral part of these consolidated financial statements.



                                        4PAGE

                                                                     Form 10-Q
                                                            September 30, 1995
                                 THERMEDICS INC.


   (b)Consolidated Statement of Income for the nine months ended
       September 30, 1995 and October 1, 1994 (In thousands except per share amounts) (Unaudited)


                                                 Nine Months Ended
                                        -----------------------------------
                                        September 30, 1995   October 1, 1994
                                        ------------------   ---------------

   Revenues                                       $128,350          $111,274
                                                  --------          --------

   Costs and Operating Expenses:
     Cost of revenues                               71,630            63,565
     Selling, general and administrative expenses   34,680            29,777
     Expenses for research and development           7,822             7,655
                                                  --------          --------
                                                   114,132           100,997
                                                  --------          --------

   Operating Income                                 14,218            10,277

   Interest Income                                   6,670             5,411
   Interest Expense                                 (2,629)           (2,283)
   Gain on Issuance of Stock by Subsidiary           2,293                 -
   Gain on Sale of Investments                          37               230
   Other Income (includes $74 from
     related party in 1994)                             14                74
                                                  --------          --------

   Income Before Provision for Income Taxes
     and Minority Interest                          20,603            13,709
   Provision for Income Taxes                        6,720             5,463
   Minority Interest Expense                         2,938               698
                                                  --------          --------
   Net Income                                     $ 10,945          $  7,548
                                                  ========          ========
   Earnings per Share                             $    .33          $    .23
                                                  ========          ========
   Weighted Average Shares                          33,564            32,743
                                                  ========          ========


   The accompanying notes are an integral part of these consolidated financial statements.







                                        5PAGE

                                                                     Form 10-Q
                                                            September 30, 1995
                                 THERMEDICS INC.


   (c)Consolidated Statement of Cash Flows for the nine months ended September 30, 1995 and October 1, 1994 (In thousands) (Unaudited)

                                                 Nine Months Ended
                                        -----------------------------------
                                        September 30, 1995   October 1, 1994
                                        ------------------   ---------------
   Operating Activities:
     Net income                                   $ 10,945          $  7,548
     Adjustments to reconcile net income
       to net cash provided by operating
       activities:
         Depreciation and amortization               4,066             3,088
         Provision for losses on accounts
           receivable                                  557               879
         Gain on issuance of stock by subsidiary    (2,293)                -
         Gain on sale of investments                   (37)             (230)
         Minority interest expense                   2,938               698
         Other noncash expenses                        839               859
         Increase (decrease) in deferred income
           taxes                                       (45)              384
         Changes in current accounts, excluding
           the effects of acquisitions:
             Accounts receivable                    (1,740)             (855)
             Inventories and unbilled contract
               costs and fees                       (9,590)            8,330
             Prepaid income taxes and expenses        (553)           (3,070)
             Accounts payable                        2,630            (5,540)
             Other current liabilities              (3,299)           (5,218)
         Other                                           -                 5
                                                  --------          --------
               Net cash provided by operating
                 activities                          4,418             6,878
                                                  --------          --------
   Investing Activities:
     Acquisitions, net of cash acquired             (4,155)          (44,867)
     Purchases of property, plant and equipment     (3,339)           (2,362)
     Proceeds from sale and maturities of
       available-for-sale investments               72,121            60,297
     Purchases of available-for-sale investments   (72,675)          (73,651)
     Other                                              25              (127)
                                                  --------          --------
               Net cash used in investing
                 activities                       $ (8,023)         $(60,710)
                                                  --------          --------







                                        6PAGE

                                                                     Form 10-Q
                                                            September 30, 1995
                                 THERMEDICS INC.


   (c)Consolidated Statement of Cash Flows for the nine months ended September 30, 1995 and October 1, 1994 (In thousands) (Unaudited)
      (continued)


                                                 Nine Months Ended
                                        -----------------------------------
                                        September 30, 1995   October 1, 1994
                                        ------------------   ---------------

   Financing Activities:
     Purchases of subsidiary common stock         $   (179)         $ (3,231)
     Net proceeds from issuance of Company
       and subsidiary common stock                   1,249             1,785
     Net proceeds from issuance of subordinated
       convertible debentures                            -            31,968
     Issuance of note payable                            -             2,237
     Repurchase of long-term obligations              (132)                -
                                                  --------          --------
               Net cash provided by financing
                 activities                            938            32,759
                                                  --------          --------
   Exchange Rate Effect on Cash                       (172)              545
                                                  --------          --------
   Decrease in Cash and Cash Equivalents            (2,839)          (20,528)
   Cash and Cash Equivalents at Beginning
     of Period                                      37,043            40,179
                                                  --------          --------

   Cash and Cash Equivalents at End of Period     $ 34,204          $ 19,651
                                                  ========          ========

   Cash Paid For:
     Interest                                     $  2,113          $  2,129
     Income taxes                                 $  5,456          $  3,281

   Noncash Financing Activities:
     Conversion of convertible obligations        $ 21,571          $  9,745


   The accompanying notes are an integral part of these consolidated financial statements.






                                        7PAGE

                                                                     Form 10-Q
                                                            September 30, 1995
                                 THERMEDICS INC.



   (d) Notes to Consolidated Financial Statements - September 30, 1995


   1.   General

        The interim consolidated financial statements presented have been prepared by Thermedics Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three- and nine-month periods ended September 30, 1995 and October 1, 1994,
   (b) the financial position at September 30, 1995, and (c) the cash flows for the nine-month periods ended September 30, 1995 and October 1, 1994. Interim results are not necessarily indicative of results for a full year.

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
              Results of Operations

   Overview

        The Company's business can be divided into two segments: Instruments and Other Equipment, and Biomedical Products. Through the Company's Thermedics Detection Inc. (Thermedics Detection) subsidiary, the Instruments and Other Equipment segment develops, manufactures, and markets high-speed detection instruments, including the Alexus (R) system, a process detection instrument used in product quality assurance applications, and the EGIS (R) system, a security instrument used to detect explosives at airports and other locations. The Company's Ramsey Technology Inc. (Ramsey) subsidiary manufactures sensor equipment that weighs and inspects bulk materials and packaged goods. Through the Company's Thermo Voltek Corp. (Thermo Voltek) subsidiary, the Instruments and Other Equipment segment also includes a line of electronic test instruments and high-voltage power conversion systems.



                                        8PAGE

                                                                     Form 10-Q
                                                            September 30, 1995
                                 THERMEDICS INC.



   Item 2  -  Management's Discussion and Analysis of Financial Condition and
              Results of Operations (continued)

   Overview (continued)

        As part of its Biomedical Products segment, the Company's Thermo Cardiosystems Inc. (Thermo Cardiosystems) subsidiary has developed two implantable left ventricular-assist systems (LVAS), a pneumatic, or air-driven system, and an electric version. In October 1994, the Company announced that the U.S. Food and Drug Administration (FDA) granted approval for commercial sales of the air-driven LVAS. With this approval, the air-driven system is available for sale to cardiac centers throughout the United States and the Company began earning a profit on the sale of such systems in the fourth quarter of 1994. A profit cannot be earned from the sale of an LVAS unless the FDA has approved the device for commercial sales. In August 1995, the electric LVAS received the European Conformity Mark (CE Mark), allowing commercial sales in all European Community countries. The portable driver for the air-driven LVAS was granted the CE Mark in early 1995. The Company also manufactures enteral feeding products and a line of medical-grade polymers, which are used in catheters, tubing, and non-medical products.

   Results of Operations

   Third Quarter 1995 Compared With Third Quarter 1994
   ---------------------------------------------------

        Total revenues in the third quarter of 1995 were $41.2 million, compared with $41.6 million in the third quarter of 1994. Instruments and Other Equipment segment revenues decreased to $32.9 million in 1995 from $33.3 million in 1994. Revenues at Thermedics Detection declined to $6.0 million in 1995 from $12.7 million in 1994. Thermedics Detection process detection instrument sales declined to $3.9 million in 1995 from $8.1 million in 1994. This decline is due to a decrease in demand from Thermedics Detection's principal customer, which has substantially completed its deployment of Alexus product quality assurance systems. While the Company has expanded its customer base, and continues to develop Alexus upgrades and new applications for its process detection technology in the food and beverage market, no assurance can be given that the Company will be able to significantly broaden the market for its process detection systems.

        Thermedics Detection EGIS system sales declined to $877,000 in the third quarter of 1995, from $4.2 million in 1994. The Company's sales of the EGIS system have been made primarily to government entities outside of the U.S. During 1993 and 1994, large orders from the U.K. and German governments accounted for a significant portion of EGIS sales. These orders have now been filled. Demand for this highly specialized product will vary widely over time in a particular country, and among different countries, due to many factors beyond the control of the Company, such as budgetary constraints and social and political concerns about security. Due to the nature of the demand for the EGIS system, future sales levels will depend,



                                        9PAGE

                                                                     Form 10-Q
                                                            September 30, 1995
                                 THERMEDICS INC.



   Item 2  -  Management's Discussion and Analysis of Financial Condition and
              Results of Operations (continued)

   Third Quarter 1995 Compared With Third Quarter 1994 (continued)
   ---------------------------------------------------

   to a significant extent, upon the Company's ability to obtain large orders from one or more government entities. These declines in revenues were offset in part by higher revenue from research and development contracts to develop new detection instruments.

        Revenues from Thermo Voltek increased $3.7 million due to an increase of $1.7 million in revenues at Comtest, due primarily to the introduction of a new product line in 1995, and due to the inclusion of $1.4 million in revenues from Kalmus Engineering Incorporated (Kalmus), which was acquired in March 1995. In addition, revenues from Ramsey increased by $2.6 million from the third quarter of 1994 due to an increase in demand.

        Biomedical Products segment revenues remained unchanged at $8.3 million in the third quarter of 1995 and 1994. Revenues at Thermo Cardiosystems increased by $2.5 million to $5.1 million in 1995 from 1994 due to an increase in the price of the LVAS that was phased in during the fourth quarter of 1994 and the first two quarters of 1995, and an increase in the number of air-driven and electric LVAS implants. The number of LVAS units shipped during the third quarter of 1995 increased by 37% compared with the third quarter of 1994. The increase in revenues at Thermo Cardiosystems was offset by a decline of $2.4 million in revenues from Scent Seal fragrance samplers. In June 1995, the Company entered into an agreement granting an exclusive license to all of its patents and know-how relating to the Scent Seal fragrance samplers to a third party in consideration for royalty payments on future sales by the licensee.

        In July 1995, Thermo Cardiosystems instituted a voluntary recall of an inflow valve conduit used in its LVAS. The recall was instituted after Thermo Cardiosystems determined that, on several occasions, one of the valve components may have abraded the valve conduit material, causing a blood leak. While the recall did not result in the suspension of sales of the LVAS, the Company believes that the recall temporarily impacted orders and total sales for the third quarter. Sales for the months of July and August were low, with July having the lowest monthly sales since commercialization, while sales in September were the highest ever attained. Although the Company believes that Thermo Cardiosystems has corrected this problem with the inflow valve conduit, no assurance can be given that similar problems will not arise in the future.

        The gross profit margin was 43% in the third quarter of 1995, compared with 44% in the third quarter of 1994. The gross profit margin for the Instruments and Other Equipment segment decreased to 40% in 1995 from 46% in 1994. This decline was due primarily to lower gross profit margins at Thermedics Detection due primarily to the lower sales volume and, to a


                                       10PAGE

                                                                     Form 10-Q
                                                            September 30, 1995
                                 THERMEDICS INC.



   Item 2  -  Management's Discussion and Analysis of Financial Condition and
              Results of Operations (continued)

   Third Quarter 1995 Compared With Third Quarter 1994 (continued)
   ---------------------------------------------------

   lesser extent, the inclusion of greater revenues from lower-margin research and development contracts. In addition, Thermo Voltek had lower gross profit margins due primarily to higher European sales in one product line, which has lower margins due to competitive pricing pressure.

        The gross profit margin for the Biomedical Products segment increased to 52% in 1995 from 39% in 1994, reflecting higher margins at Thermo Cardiosystems resulting from the LVAS price increase, the increase in sales volume, and improvements in manufacturing efficiencies. In addition, the third quarter of 1994 included lower-margin revenues from Scent Seal fragrance samplers.

        Selling, general and administrative expenses as a percentage of revenues decreased to 27% in the third quarter of 1995 from 28% in the third quarter of 1994. The decrease was due primarily to lower costs as a percentage of revenues at Thermo Cardiosystems as a result of the higher sales volume in 1995. Research and development expenses as a percentage of revenues remained relatively unchanged at 6.3% in 1995 and 6.2% in 1994.

        Interest income increased to $2.2 million in the third quarter of 1995 from $1.8 million in the third quarter of 1994 due to higher prevailing interest rates in 1995. Interest expense increased to $768,000 in 1995 from $738,000 in 1994 as a result of borrowings by Ramsey's and Thermo Voltek's foreign subsidiaries, offset in part by a decrease in interest expense due to conversions of subordinated convertible obligations.

        The gain on the issuance of stock by subsidiary of $1.8 million in the third quarter of 1995 resulted from the conversion of $4.6 million principal amount of Thermo Voltek's 3 3/4% subordinated convertible debentures.

        The effective tax rate in the third quarter of 1995 was below the statutory federal income tax rate due primarily to the nontaxable gain on the issuance of stock by subsidiary.

        Minority interest expense increased to $1.2 million in the third quarter of 1995 from $272,000 in the third quarter of 1994 due to higher profits at the Company's 53%-owned Thermo Cardiosystems subsidiary and, to a lesser extent, the Company's 53%-owned Thermo Voltek subsidiary.




                                       11PAGE

                                                                     Form 10-Q
                                                            September 30, 1995
                                 THERMEDICS INC.



   Item 2  -  Management's Discussion and Analysis of Financial Condition and
              Results of Operations (continued)

   First Nine Months 1995 Compared With First Nine Months 1994
   -----------------------------------------------------------

        Total revenues in the first nine months of 1995 were $128.4 million, compared with $111.3 million in the first nine months of 1994. Instruments and Other Equipment segment revenues increased 11% to $98.5 million in 1995 from $88.7 million in 1994. Revenues increased $16.8 million due to the inclusion of sales for a full nine months from Ramsey, which was acquired March 16, 1994; and due to an increase in revenues from Thermo Voltek of $9.1 million, including $4.5 million due to the inclusion of revenues from businesses acquired in 1994 and 1995, and an increase of $2.8 million in revenues from Comtest due primarily to the introduction of a new product line in 1995. Revenues at Thermedics Detection were $22.2 million in 1995, compared with $38.2 million in 1994. Revenues from Thermedics Detection's process detection instruments declined to $14.6 million in 1995 from $28.5 million in 1994, and EGIS system revenues declined to $3.6 million in 1995 from $8.3 million in 1994. These declines in revenues were offset in part by higher revenue from research and development contracts to develop new detection instruments. The reasons for the decreases in revenues are the same as those discussed in the results of operations for the third quarter.

        Biomedical Products segment revenues increased 32% to $29.8 million in the first nine months of 1995 from $22.6 million in the first nine months of 1994. Revenues from Thermo Cardiosystems increased by $8.2 million to $15.0 million due to an increase in the price of the LVAS discussed in the results of operations for the third quarter and an increase in the number of air-driven and electric LVAS implants. The number of LVAS units shipped during the first nine months of 1995 increased by 59% compared with the first nine months of 1994. The increase in revenues from Thermo Cardiosystems was partially offset by a decline of $1.4 million in revenues from Scent Seal fragrance samplers due to the reason discussed in the results of operations for the third quarter.

        The gross profit margin was 44% in the first nine months of 1995, compared with 43% in the first nine months of 1994. The gross profit margin for the Instruments and Other Equipment segment was 43% in 1995 and 44% in 1994. Thermedics Detection's gross profit margin decreased in 1995 from 1994 as a result of lower sales volume and, to a lesser extent, the inclusion of lower-margin research and development contract revenue. In addition, Thermo Voltek's gross profit margin decreased in 1995 from 1994 due primarily to higher European sales in one product line, which has lower margins due to competitive pricing pressure. These decreases were offset in part by improved gross profit margins at Ramsey due to a reduction in operating expenses. The gross profit margin for the Biomedical Products segment was 49% in 1995, compared with 39% in 1994, reflecting higher margins at Thermo Cardiosystems resulting from the LVAS price increase, the increase in sales volume, and improvements in manufacturing efficiencies.


                                       12PAGE

                                                                     Form 10-Q
                                                            September 30, 1995
                                 THERMEDICS INC.



   Item 2  -  Management's Discussion and Analysis of Financial Condition and
              Results of Operations (continued)

   First Nine Months 1995 Compared With First Nine Months 1994 (continued)
   -----------------------------------------------------------

        Selling, general and administrative expenses as a percentage of revenues remained unchanged at 27% in the first nine months of 1995 and 1994. Research and development expenses as a percentage of revenues decreased to 6.1% in 1995 from 6.9% in 1994 due primarily to lower costs as a percentage of revenues at Thermo Cardiosystems as a result of a higher sales volume in 1995.

        Interest income increased to $6.7 million in the first nine months of 1995 from $5.4 million in the first nine months of 1994 due to higher prevailing interest rates in 1995. Interest expense increased to $2.6 million in 1995 from $2.3 million in 1994 as a result of borrowings by Ramsey's and Thermo Voltek's foreign subsidiaries, offset in part by a decrease in interest expense due to conversions of subordinated convertible obligations.

        The gain on the issuance of stock by subsidiary of $2.3 million in 1995 resulted from the conversion of $5.6 million principal amount of Thermo Voltek's 3 3/4% subordinated convertible debentures.

        The effective tax rate in the first nine months of 1995 was below the statutory federal income tax rate due primarily to the nontaxable gains on the issuance of stock by subsidiary.

        Minority interest expense increased to $2.9 million in the first nine months of 1995 from $698,000 in the first nine months of 1994 due to higher profits at the Company's 53%-owned Thermo Cardiosystems subsidiary and, to a lesser extent, the Company's 53%-owned Thermo Voltek subsidiary.

   Financial Condition

   Liquidity and Capital Resources
   -------------------------------

        Working capital, including cash, cash equivalents, and short-term available-for-sale investments, was $137.3 million at September 30, 1995, compared with $128.3 million at December 31, 1994. Cash, cash equivalents, and short- and long-term available-for-sale investments were $156.2 million at September 30, 1995, compared with $154.1 million at December 31, 1994. Of the $156.2 million balance at September 30, 1995, $88.8 million was held by Thermo Cardiosystems, $33.9 million by Thermo Voltek, and the remainder by the Company and its wholly owned subsidiaries. In March 1995, Thermo Voltek acquired substantially all of the assets, subject to certain liabilities, of Kalmus for $3.8 million in cash.

        The Company intends, for the foreseeable future, to maintain at least 50% ownership of Thermo Cardiosystems and Thermo Voltek. This may require the purchase by the Company of additional shares of common stock or convertible debentures (which are then converted) of these two companies

                                       13PAGE

                                                                     Form 10-Q
                                                            September 30, 1995
                                 THERMEDICS INC.



   Item 2  -  Management's Discussion and Analysis of Financial Condition and
              Results of Operations (continued)

   Liquidity and Capital Resources (continued)
   -------------------------------

   from time to time, if the number of the companies' outstanding shares increases, whether as a result of conversion of convertible notes or exercise of stock options issued by them, or otherwise. These or any other purchases may be made either in the open market or directly from Thermo Cardiosystems, Thermo Voltek or Thermo Electron Corporation (Thermo Electron), or pursuant to the conversion of all or part of the subsidiaries' subordinated convertible notes held by Thermedics. The Company's Board of Directors has authorized the purchase, during calendar year 1995, of up to $5.0 million of its own securities and those of Thermo Cardiosystems and Thermo Voltek. Any such purchases would be funded from working capital. Through September 30, 1995, the Company had expended $311,000 under this authorization.

        On July 20, 1995, Thermo Electron announced that it had signed a letter of intent to acquire Analytical Technology, Inc. (ATI), a Boston-based manufacturer and marketer of analytical instruments used primarily for testing and analysis, both in laboratories and in manufacturing. ATI operates through two divisions: laboratories and analytical instruments. Upon completion of the acquisition, it is anticipated that the Company would acquire the laboratory products division, which had revenues of approximately $46 million in 1994. This division sells electrochemistry, micro-weighing, and other instruments to detect the chemical composition of foods, beverages, and pharmaceuticals. The Company expects that it will finance this acquisition through a combination of internal funds and short-term borrowings from Thermo Electron. The completion of the acquisition is subject to several conditions, including execution of a mutually satisfactory acquisition agreement, obtaining applicable regulatory approvals and other customary conditions to closing.

        During the remainder of 1995, the Company expects to make capital expenditures of approximately $2.0 million. The Company expects to continue to pursue its strategy of expanding its business both through the continued development, manufacture, and sale of new products, and through the possible acquisition of companies that will provide additional marketing or manufacturing capabilities and new products. The Company believes its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.


   PART II - Other Information

   Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.



                                       14PAGE

                                                                     Form 10-Q
                                                            September 30, 1995
                                 THERMEDICS INC.



                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 3rd day of November 1995.

                                             THERMEDICS INC.



                                             Paul F. Kelleher
                                             ------------------------
                                             Paul F. Kelleher
                                             Chief Accounting Officer



                                             John N. Hatsopoulos
                                             ------------------------
                                             John N. Hatsopoulos
                                             Vice President and
                                             Chief Financial Officer


















                                       15PAGE

                                                                     Form 10-Q
                                                            September 30, 1995
                                 THERMEDICS INC.



                                  EXHIBIT INDEX


   Exhibit
   Number      Document                                                  Page
   -------     -----------------------------------------------------     ----

     27        Financial Data Schedule.