Form 10-K
period 1995-12-30
THERMEDICS INC
filed 1996-03-12
CIK 721356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549
                   ------------------------------------------

                                    FORM 10-K
   (mark one)
   [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the fiscal year ended December 30, 1995

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

   The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 26, 1996, was approximately $433,605,000.

   As of January 26, 1996, the Registrant had 35,746,162 shares of common stock outstanding.
                       DOCUMENTS INCORPORATED BY REFERENCE
   Portions of the Registrant's 1995 Annual Report to Shareholders for the year ended December 30, 1995, are incorporated by reference into Parts I and II.

   Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 1996, are incorporated by reference into Part III.
PAGE

                                     PART I

   Item 1. Business

   (a)  General Development of Business

        The businesses of Thermedics Inc. (the Company or the Registrant) are divided into two segments: Instruments and Other Equipment, and Biomedical Products. The Company's Instruments and Other Equipment segment includes Thermo Sentron Inc. (Thermo Sentron), a newly formed subsidiary of the Company. On January 2, 1996, the Company transferred to Thermo Sentron the assets, liabilities and business of Ramsey Technology, Inc., which was acquired in March 1994, for 7,000,000 shares of Thermo Sentron common stock. Thermo Sentron designs, develops, manufactures, and sells high-speed precision weighing and inspection equipment for industrial production and packaging lines. On February 1, 1996, Thermo Sentron filed a registration statement under the Securities Act of 1933 with the Securities Exchange Commission covering shares of common stock to be offered in its initial public offering. Also part of the Instruments and Other Equipment segment is the Orion laboratory products division (Orion) of Analytical Technology, Inc., which the Company acquired in December 1995 for approximately $52.7 million in cash, which included the repayment of $8.6 million of debt, subject to a post-closing adjustment. To partially finance this acquisition, the Company borrowed $38.0 million from Thermo Electron Corporation (Thermo Electron) pursuant to a promissory note due December 1996. The balance of the purchase price was funded from the Company's working capital. Orion is a manufacturer of electrochemistry, microweighing, process and other instruments used to analyze the chemical compositions of foods, beverages, and pharmaceuticals and detect contaminants in environmental and high-purity water samples. The Instruments and Other Equipment segment, through its Thermedics Detection Inc. (Thermedics Detection) subsidiary also develops, manufactures, and markets high-speed detection instruments, including the Alexus(R) system, a process detection instrument used in product quality assurance applications, and the EGIS(R) system, a security instrument used to detect explosives at airports and other locations. In January 1996, Thermedics Detection acquired the assets of Moisture Systems Corporation and certain affiliated companies (collectively, MSC), and the stock of Rutter & Co. (Rutter) for a total of $20.5 million in cash and the assumption of certain liabilities. MSC and Rutter design, manufacture, and sell instruments which use near infrared radiation to measure moisture for protein and other product components in the manufacturing process for the food, pharmaceutical, chemical, wood, pulp, paper, and other industries. Through the Company's Thermo Voltek Corp. (Thermo Voltek) subsidiary, the Instruments and Other Equipment segment manufactures a line of electronic test instruments and high-voltage power conversion systems.

        As part of its Biomedical Products segment, the Company's Thermo Cardiosystems Inc. (Thermo Cardiosystems) subsidiary has developed two implantable left ventricular-assist systems (LVAS): an implantable pneumatic, or air-driven system, and an electric version. In October 1994, the Company announced that the U.S. Food and Drug Administration (FDA) granted approval for the commercial sale of the air-driven LVAS for use as a bridge-to-transplant. With this approval, the air-driven system became available for sale to cardiac centers throughout the U.S. The Company also develops, manufactures, and markets enteral nutrition-delivery systems and a line of medical-grade polymers used in medical disposables and nonmedical, industrial applications, including safety glass and automotive coatings.
                                   2PAGE

        The Company was incorporated in 1983 under the laws of Massachusetts as a wholly owned subsidiary of Thermo Electron. Prior to that time, the business of the Company was conducted by the R & D/New Business Center of Thermo Electron. As of December 30, 1995, Thermo Electron owned 17,315,326 shares of the Company's common stock, representing 51% of such stock outstanding. In January 1996, the Company issued 1,688,161 shares of its common stock to Thermo Electron in exchange for 315,199 shares of Thermo Voltek common stock and 529,965 shares of Thermo Cardiosystems common stock. The shares of common stock were exchanged at their respective fair market values on the date of the transaction. Thermo Electron is a world leader in environmental monitoring and analysis instruments and a manufacturer of biomedical products, including mammography systems, paper-recycling and papermaking equipment, alternative-energy systems, industrial process equipment, and other specialized products. Thermo Electron also provides environmental and metallurgical services and conducts advanced technology research and development.

        Thermo Electron intends, for the foreseeable future, to maintain at least 50% ownership of the Company. This may require the purchase by Thermo Electron of additional shares of common stock of the Company (or debentures convertible into common stock) from time to time as the number of outstanding shares issued by the Company increases. These or any other purchases may be made either in the open market or directly from the Company. See Notes 4 and 8 to Consolidated Financial Statements in the Company's 19951 Annual Report to Shareholders for a description of outstanding stock options and convertible debentures issued by the Company. During 1995, Thermo Electron purchased 484,300 shares of the Company's common stock in the open market at a total price of $8,632,000.

        As of December 30, 1995, the Company owned 52% and 50% of the outstanding common stock of Thermo Cardiosystems and Thermo Voltek, respectively. After the completion of Thermo Sentron's initial public offering, the Company is expected to own approximately 74% of Thermo Sentron's common stock. The Company intends, for the foreseeable future, to maintain at least 50% ownership of Thermo Cardiosystems, Thermo Voltek, and Thermo Sentron. This may require the purchase by the Company of additional shares of common stock or, if applicable, convertible debentures (which are then converted) of these companies from time to time, if the number of the companies' outstanding shares increases, whether as a result of conversion of convertible obligations or exercise of stock options issued by them, or otherwise. These or any other purchases by the Company may be made either in the open market or directly from Thermo Cardiosystems, Thermo Voltek, Thermo Sentron or Thermo Electron or pursuant to the conversion of all or part of the $7,500,000 principal amount 6 3/4% subordinated convertible note due 2002 and the $4,000,000 principal amount 5% subordinated convertible note due 2003 issued by Thermo Voltek to the Company, convertible into shares of Thermo Voltek's common stock at conversion prices of $6.40 and $5.67 per share, respectively. In addition, at December 30, 1995, Thermo Cardiosystems and Thermo Voltek had outstanding (i) stock options and warrants exercisable for 798,000 and 511,000 shares, respectively, at various prices and subject to various vesting schedules, and (ii) convertible debentures (other than those held by the Company) convertible into 535,511 shares and 2,148,085 shares, respectively. During 1995, the Company purchased 21,300 shares of Thermo Voltek common stock in the open market at a total price of $179,000.

   1 References to 1995, 1994, and 1993 herein are for the fiscal years ended December 30, 1995, December 31, 1994, and January 1, 1994, respectively.
                                   3PAGE

   (b)  Financial Information About Industry Segments

        The Company's business is divided into two industry segments as follows:

   Instruments and Other Equipment

        The Company designs, develops, manufactures, and sells high-speed precision weighing and inspection equipment for industrial production and packaging lines. The Company also manufactures and markets electrochemistry, microweighing, process, and other instruments for analyzing the chemical compositions of foods, beverages and pharmaceuticals and detecting contaminants in environmental and high-purity water samples. The Company also develops, manufactures, and markets high-speed detection instruments, including the Alexus system, a process detection instrument used in product quality assurance applications, and the EGIS system, a security instrument used to detect explosives at airports and other locations. The Company also develops, manufactures and sells instruments which use near infrared radiation to measure moisture for protein and other product components in the manufacturing process. In addition, the Company develops, manufactures, and markets a line of electronic test instruments, and makes high-voltage power conversion systems.

   Biomedical Products

        The Company develops, manufactures, and markets left ventricular-assist systems; enteral feeding products; and a line of medical-grade polymers used in catheters and tubing, and for nonmedical applications, such as protective coatings for industrial products and safety glass.

        Financial information concerning the Company's industry segments is summarized in Note 14 to Consolidated Financial Statements in the Registrant's 1995 Annual Report to Shareholders and is incorporated herein by reference.

   (c)  Description of Business

        (i) Principal Products and Services

   Instruments and Other Equipment

        Precision Weighing and Inspection Equipment. Through its Thermo Sentron subsidiary, the Company designs, develops, manufactures, and sells high-speed precision weighing and inspection equipment for industrial production and packaging lines. Thermo Sentron serves two principal markets: packaged goods and bulk materials. Thermo Sentron's products for the packaged goods market include a wide range of checkweighing equipment and metal detectors that can be integrated at various stages in production lines for process control and quality assurance. These products are sold primarily to customers in the food processing and pharmaceutical industries. Products in Thermo Sentron's bulk-material line include conveyor belts, scales, solids level measurement and conveyor monitoring devices, and sampling systems. These products are sold primarily to customers in the mining and material processing industries, as well as electric utilities, chemical, and other manufacturing companies.

        During 1995 and 1994, the Company derived revenues of $67.5 million and $50.1 million, respectively, from its precision weighing and inspection equipment.
                                   4PAGE

        Laboratory Products. To expand its product quality assurance offerings, the Company acquired Orion in December 1995. Through Orion, the Company manufactures and markets electrochemistry, microweighing, process, and other instruments used to analyze the chemical composition in foods, beverages, and pharmaceuticals and detect contaminants in environmental and high-purity water samples. Orion's laboratory products include ion and moisture analysis and precision weighing systems. Orion's laboratory pH/ion-selective products, marketed under the Orion brand name, identify chemical substances found in various types of solutions, including foods, pharmaceuticals, soils, and water. Pure water monitors, also marketed under the Orion name, use ion-selective technology to monitor parameters required for the control of high-purity water systems in power generation and other industrial applications. Other products include Cahn microweighing and moisture balances, Russell pH products, and Lear/Fischer filtration/moisture analysis products, all marketed under the Orion brand name. Orion also markets consumable products for its earlier instruments line. Orion had revenues of $46.3 million in fiscal 1994.

        Process Detection Instruments. In 1992, Thermedics Detection introduced Alexus, a high-speed product quality assurance system based on the Company's vapor-detection technology, for use in bottling lines in the carbonated beverage industry. The Company continues to develop new product quality assurance technologies to address the need for product quality in the beverage market. In 1994, the Company upgraded its Alexus systems to offer higher selectivity and operating efficiency and introduced the Alexus W10, which provides the bottled water industry with a device to help ensure product quality in returned water containers. In 1995, the Company developed a high-speed X-ray imaging system, currently being evaluated by several major beer companies in the U.S. and overseas, to detect liquid fill-levels for the beverage industry. The Company is also developing a high-speed gas chromatography instrument to provide laboratory-quality analysis in the field for process control applications.

        The Company, through its newly acquired MSC and Rutter businesses, has a leading position in the market for near infrared radiation technology to measure moisture for protein and other product components in the manufacturing process for the food, pharmaceutical, chemical, wood, pulp, paper, and other industries. MSC and Rutter had combined revenues of $20.0 million in 1994.

        During 1995, 1994, and 1993, the Company derived revenues from its process detection instrument business of approximately $16.2 million, $38.0 million, and $34.4 million, respectively.

        Security Instruments. Also through Thermedics Detection, the Company has developed a line of security instruments. The Company's TEA Analyzer(R), introduced in 1975, uses vapor-detection technology to analyze substances for nitrogen-based carcinogens. From this technology, Thermedics Detection developed the EGIS system, a highly sensitive vapor-detection instrument for screening people, baggage, packages, freight, and electronic equipment such as personal computers for the presence of a wide range of explosives, including the plastic explosives that have proven difficult to detect using conventional methods. The EGIS system detects ultratrace quantities of certain explosives and indicates the concentration and type of explosive detected. The EGIS system is in use in 21 countries and operational in 40 international airports, and is also used in government buildings, embassies, and other locations where there is a high degree of concern for security. The EGIS system has assisted in identifying explosives used in terrorist bombings, including those in Oklahoma City
                                   5PAGE
   and at the World Trade Center in New York, as well as in Israel, Buenos Aires, and the United Kingdom.

        Electronic Test Instruments. Through Thermo Voltek's KeyTek Instrument (KeyTek) division, the Company designs, develops, and manufactures electronic test instruments that simulate different types of pulsed electromagnetic interference (pulsed EMI) in order to test electronic and electrical systems and components for electromagnetic compatibility (EMC). Pulsed EMI, which is caused by natural and man-made phenomena such as lightning, static electricity, and electrical power disturbances, can damage or disrupt the operation of any product that uses digital circuits. Consequently, manufacturers of electronic systems and integrated circuits must engineer their products for immunity to pulsed EMI. The Company's products are used by these customers primarily for product development, design verification, and quality assurance, enabling them to meet higher levels of product performance, reliability, and safety, and to meet increasingly stringent regulatory requirements, including a European Union
   (EU) directive that took effect on January 1, 1996.

        Thermo Voltek instruments that test products for immunity to pulsed EMI fall into two main categories: (1) equipment to test electronic products such as computers and (2) equipment to test individual electronic components such as integrated circuits. This subsidiary's products also test for immunity to certain types of power quality failure, which include voltage swells, dips, and interruptions on power lines.

        On March 1, 1995, as part of its strategy to address additional segments of the EMC testing market, Thermo Voltek acquired substantially all of the assets, subject to certain liabilities, of Kalmus Engineering Incorporated (Kalmus), a manufacturer of radio frequency (RF) power amplifiers. RF power amplifiers are used to test products for immunity to conducted and radiated RF interference, another form of electromagnetic interference, and are purchased by many of the same customers that purchase Thermo Voltek's pulsed EMI testing products. In addition, RF power amplifiers are used in a variety of laboratory and test applications where precise control over power level and frequency are required; in medical imaging applications; and in wireless communications applications, such as in cellular telephone systems, wireless wide area networks (WANs) and local area networks (LANs), and mobile data communications.

        Through Thermo Voltek's Comtest subsidiary, the Company provides EMC-consulting and systems-integration services, acts as distributor of a broad range of EMC-testing products, and manufactures specialized power supplies for use in telecommunications equipment.

        During 1995, 1994, and 1993, the Company derived revenues of $31.6 million, $19.0 million, and $13.2 million, respectively, from electronic test instruments.

        High-voltage Systems. Through Thermo Voltek's Universal Voltronics division, the Company designs, manufactures, and markets high-voltage power conversion systems, modulators, fast-response protection systems, and related high-voltage equipment for industrial, medical, and environmental processes, and defense and scientific research applications. These systems transform utility-supplied voltage and current into the high voltage or current required by the user and allow precise control over the performance level desired for each application. The Company's systems produce power ranging from 1,000 to 1,000,000 volts, and range in size from small systems
                                   6PAGE
   used in benchtop instruments to room-sized systems used in scientific research applications.

        The Company currently sells products on an OEM (original equipment manufacturer) basis for use in commercial applications, which include electrostatic coating and separation, industrial and medical lasers, and electron-beam applications. In addition, the Company has developed high-voltage power supplies for microwave-driven light sources used to test projection televisions during the manufacturing process.

   Biomedical Products

        Left Ventricular-assist Systems. The Company, through its Thermo Cardiosystems subsidiary, has developed two versions of its LVAS: an implantable pneumatic (IP), or air-driven system that can be controlled by either a bedside or portable console and an electric system that features an internal electric motor powered by an external battery pack worn by the patient. These devices are designed to perform substantially all or part of the pumping function of the left ventricle of the natural heart for patients suffering from cardiovascular disease. Both of the Company's systems employ the Company's HeartMate(R) blood pump and are designed for long-term use. This pump incorporates proprietary technological advances in biological compatibility that distinguish it from other competitive devices, including proprietary textured linings that can significantly reduce the likelihood of blood clots that can lead to strokes.

        Unlike a total artificial heart system, which requires removal of the natural heart, the LVAS allows the natural heart to remain in place and assists the heart when it is unable to provide sufficient cardiac function to maintain life. This approach provides the advantage of leaving in place certain biological control mechanisms and also provides the important psychological advantage of not removing the organ.

        IP LVAS. The Company announced in October 1994, that the IP LVAS system had been approved by the FDA for commercial sale for use as a bridge-to-transplant. This approval allows the Company to sell the IP LVAS to any of the nearly 900 cardiac surgery centers in the United States. In April 1994, the Company received the European Conformity Mark (CE Mark), which allows commercial sale of the air-driven LVAS in all European Community countries. The IP LVAS is intended as a bridge-to-transplant for patients awaiting heart transplantation. In the IP LVAS, the HeartMate blood pump is coupled to an external console connected to the body by a tube. The Company has also developed the HeartPak(TM), a lightweight portable console that can be carried over the shoulder. The portable console received the CE Mark for commercial sale in European Community countries in February 1995. In July 1995, the FDA approved the beginning of Phase I clinical trials of the HeartPak portable pneumatic driver. Phase I of the study will evaluate the safety of the system in the hospital; Phase II will evaluate the system in the home environment.

        To date, more than 500 patients have been supported by the IP LVAS prior to transplantation, including one patient who was supported for 390 days. There are currently approximately 60 cardiac surgery centers in the United States that offer the Company's IP LVAS to patients. In addition, Thermo Cardiosystems is working with nearly 30 cardiac sites in such countries as the United Kingdom, Germany, Sweden, Japan, the Netherlands, France, Italy, and Belgium. In November 1995, the U.S. Health Care Finance Administration (HCFA) issued a decision that extends Medicare coverage to
                                   7PAGE

   Thermo Cardiosystems' IP LVAS. Several major nongovernment insurers, including Blue Cross/Blue Shield of Connecticut, Aetna Life & Casualty Company (Aetna) and the health maintenance organization (HMO) U.S. Healthcare, have already agreed to offer coverage for the IP LVAS. Additional insurers are reviewing the clinical results with the device, and additional coverage decisions will be forthcoming.

        Electric LVAS. The Company has also developed an electric LVAS that uses the HeartMate blood pump driven by an internal electric motor mounted in the blood pump housing. The system is connected to an external battery pack by wires that exit the body, allowing the patient complete mobility.

        In early 1991, the Company received an investigational device exemption (IDE) from the FDA allowing the Company to begin clinical studies of the electric LVAS. This IDE is being restructured as a two-phase study to evaluate the electric system for safety in the hospital and home environment. The efficacy of the HeartMate blood-contacting components, common to both the air-driven and electric devices, has already been established, thereby reducing the complexity level for testing of the Company's electric LVAS. To date, 18 clinical sites have been approved by the FDA and more than 70 implants have been performed, including one implant that supported a patient for 416 days prior to transplant. In April 1993, the FDA granted approval to allow patients with an electric LVAS to be discharged from the hospital with their physician's approval, improving quality of life and reducing substantial costs associated with extended hospital stays. The electric LVAS may not be sold commercially in the U.S. until it has received approval from the FDA. In December 1995, the FDA approved the protocol for conducting clinical trials of the electric LVAS as an alternative to heart transplant. The trial is expected to compare the results of approved patients using the device to a similar number using drug therapy. In August 1995, the electric LVAS was awarded the CE Mark, allowing commercial sale of this system in all European Community countries. The electric system is used as a bridge-to-transplant in the U.S. and Europe, and is also implanted as an alternative to heart transplant in Europe.

        Medical Grade Polymers and Enteral Nutrition-Delivery Systems. The Company's research relating principally to the development of its LVAS has resulted in the development of proprietary medical-grade plastics marketed under the names Tecoflex(R) and Tecothane(R). Tecoflex and Tecothane are thermoplastic polyurethanes used in medical disposables and industrial products. The Company sells Tecoflex and Tecothane in bulk form for fabrication by the customer, and the Company also extrudes precision tubing to customer specifications. Tecoflex and Tecothane can be custom-fabricated to a variety of shape, size, hardness, color, and opacity specifications.

        Tecoflex and Tecothane are used by medical-products companies to fabricate products such as catheters and tubing for drug-delivery systems, enteral nutrition-delivery systems, fluid transfer systems, and diagnostic devices. In addition, due to the strength, weather resistance, and optical clarity of these polyurethanes, they are used by industrial customers for aerospace and safety glass applications.

        The Company introduced Scent Seal fragrance samplers, which were developed from the Company's polymer technology, in 1993. Scent Seal fragrance samplers are used to hermetically seal a fragrance rendition in perfume advertisements for magazines, and are an alternative to commonly used fragrance strips.
                                   8PAGE

        In June 1995, Thermedics entered into an agreement granting Arcade, Inc., the leading manufacturer of scent-sampling products, an exclusive, worldwide license to manufacture and distribute the Company's fragrance samplers under Thermedics' patents and know-how. The license arrangement follows the termination of Thermedics' exclusive marketing agreement with Scent Seal, Inc., and the acquisition of Scent Seal, Inc. by Arcade. Under the license agreement, Arcade pays royalties to Thermedics on licensed fragrance samplers sold by Arcade, and Thermedics continues to provide the polymer gels needed to produce the fragrance samplers. Arcade pays Thermedics royalties of approximately five percent of revenues from the licensed samplers, with minimum annual royalty payments required to maintain an exclusive license.

        The Company's Corpak Inc. (Corpak) subsidiary designs, manufactures, and markets enteral feeding systems that introduce special nutritional solutions into the stomach or the small intestine through tubes entering the nose or stomach. Enteral therapy is used for patients who are unable to feed themselves but who do not require parenteral (intravenous) feeding. Corpak's products include bags for nutritional fluids, delivery pumps, associated pump sets that hook up to the pumps, and feeding tubes. In addition, Corpak markets a range of enteral feeding supplements.

        (ii) New Products

        The Company's business includes the development and introduction of new products in the following categories: precision measurement and inspection equipment, process detection instruments, security instruments, electronic test instruments, high-voltage systems, left ventricular-assist systems, and biomaterials. The Company also develops electrochemistry, microweighing, and other laboratory instruments through its recently acquired Orion subsidiary.

        (iii) Raw Materials

        The Company has a number of sole-source suppliers. A number of the components of the Company's EMC-testing products are supplied by sole-source vendors. The Company also relies upon one supplier as a sole source of one of the chemical components used in the manufacture of one of its polyurethanes. To date, the Company has experienced no difficulties in obtaining these materials and components.

        The Company relies on a number of custom-designed components and materials supplied by other companies to manufacture its LVAS, most of which are available from a large number of suppliers. These suppliers, in turn, rely on one or two basic raw materials. In 1992, two major manufacturers, E.& M. DuPont de Nemours & Co. (DuPont) and Dow Corning
   (Dow), decided to phase out or eliminate their supply of raw materials for implantable medical devices. These withdrawals have affected the availability of several components and materials the Company uses in its products.

        The Company has developed and received FDA approval for the use of one alternative material, and is in the process of qualifying certain other alternative materials or developing alternative sources for the materials no longer supplied by Dow and Dupont. While the Company believes that it has adequate supplies of materials to meet demand for the LVAS for the foreseeable future, no assurance can be given that the Company will not experience shortages of certain materials in the future that could delay shipments of the LVAS.
                                   9PAGE

        The Company currently expects to spend approximately $2,000,000 on research, development, and the equipment necessary to test and obtain FDA approval for new alternative materials, approximately $1,390,000 of which has been spent to date. However, the cost to the Company to evaluate and test alternative materials and the time necessary to obtain FDA approval for these materials are inherently difficult to determine because both time and cost are dependent on at least two factors: the similarity of the alternative material to the original material, and the amount of third-party testing that may have already been completed on alternative materials.

        The Company does not expect that the introduction of alternative materials will adversely affect clinical trials of the electric LVAS. There can be no assurance, however, that the substitution of these materials will not cause delays in the Company's LVAS development program.

     (iv) Patents, Licenses and Trademarks

        The Company considers its intellectual property important in the operation and growth of its business, and its policy is to protect this property through patents, license and confidentiality agreements, trademarks, and trade secret protection. The Company applies for and maintains patents in the U.S. and in foreign countries, particularly in the areas of biomedical materials, medical products, and analytical instruments. Although some of these patent rights may provide the Company with a competitive advantage, the Company primarily relies on its know-how and trade secrets. In April 1995, Thermo Cardiosystems received correspondence from a third party alleging that the textured surface of the LVAS housing infringed certain patent rights of such third party. Thermo Cardiosystems had previously received similar correspondence from this third party but had not received any communication for more than three years. In its April 1995 communication, the third party offered Thermo Cardiosystems a license, which Thermo Cardiosystems has elected not to accept. Although Thermo Cardiosystems has not received any communication since April 1995 and believes that it has adequate defenses to the claims of the third party, due to the inherent uncertainty of litigation, no assurance can be made that Thermo Cardiosystems would be successful were any litigation to be commenced.

        The Company also has certain licenses to the technology resulting from its customer-sponsored development of a high-speed detection system for product quality assurance. The patents and agreements of the Company have varying lives ranging from one year to approximately 20 years, and the Company does not believe that the expiration or termination of any one of these patents or agreements would materially affect the Company's business.

     (v) Seasonal Influences

        There are no significant seasonal influences on the Company's sales of products and services.

     (vi) Working Capital Requirements

        There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.
                                   10PAGE

     (vii) Dependency on a Single Customer

        No customer represented 10% or more of the Company's total revenues in 1995. The Company derived 21% and 43% of its total revenues in 1994 and 1993, respectively, from The Coca-Cola Company and its affiliates. The Company derived 5% of its total revenues in 1994 from Scent Seal Inc., which represented 23% of the Biomedical Products segment revenues.

     (viii) Backlog

        The Company's backlog of firm orders at year-end 1995 and 1994 was as follows:

   (In thousands)                                            1995      1994
   ------------------------------------------------------------------------

   Instruments and Other Equipment                        $31,800   $26,200
   Biomedical Products                                      2,200     3,700
                                                          -------   -------
                                                          $34,000   $29,900
                                                          =======   =======

        The Company anticipates that substantially all of the backlog at the end of 1995 will be shipped or completed during fiscal 1996.

        (ix) Government Contracts

        Not applicable.

        (x) Competition

        In general, the Company competes with other entities on the basis of technological advances, particularly with respect to the Company's work in analytical instruments and biomedical devices.

   Instruments and Other Equipment

        Precision Weighing and Inspection Equipment. The Company's Thermo Sentron subsidiary competes with several international and regional companies in the market for its products. Thermo Sentron's competitors in the packaged goods market differ from those in the bulk materials market. The principal competitive factors in both markets are customer service and support, quality, reliability, and price.

        Laboratory Products. The Company's Orion division competes with several international companies. In the markets for the products made by its Orion division, the Company competes on the basis of performance, service, technology, and price.

        Process Detection Instruments. The Company's product quality assurance systems compete with chemical-detection systems manufactured by several companies using similar technology as well as other technologies and processes for product quality assurance. Competition in the markets for all of the Company's detection products is based primarily on performance, service, and price.
                                   11PAGE

        Security Instruments. In the security instruments market, the Company competes with a small number of companies that include makers of other chemical-detection instruments as well as enhanced X-ray detectors. Since the Federal Aviation Administration (FAA) has not required that U.S. airports and airlines buy advanced explosives-detection equipment, the Company has not sold any EGIS systems to U.S. airlines. The Company believes that the companies, if any, whose devices are required by the FAA will have a substantial competitive advantage in the United States. In December 1994, the FAA approved the use of an X-ray imaging system developed by InVision Technologies in Foster City, California, indicating that the FAA is currently focusing its attention on X-ray technology.

        Electronic Test Instruments. The Company is a leading supplier of pulsed EMI testing equipment. The Company estimates that there are approximately 15 companies worldwide that independently manufacture and market pulsed EMI test equipment for electronic products and approximately 10 companies that independently manufacture and market component-reliability test equipment. The Company competes in this market primarily on the basis of performance, technical expertise, and reputation.

        In the market for RF power amplifiers, the Company competes with approximately five companies worldwide. Competition in this market is based primarily on the basis of technical expertise, reputation, and price.

        High-voltage Systems. The Company estimates that there are approximately 20 companies that independently manufacture and market high-voltage power supply systems of the general type manufactured and marketed by Thermo Voltek. Thermo Voltek competes for both contract and commercial sales primarily on the basis of technical expertise, product performance, and reputation. Substantially all of Thermo Voltek's contract and commercial revenues are subject to intense competitive bidding.

   Biomedical Products

        Left Ventricular-assist Systems. The Company is aware of one other company that has submitted a PMA application with the FDA for an implantable LVAS. The Company is unaware whether this PMA application has been accepted for filing by the FDA. Also, the Company is aware of one other company that has received approval by the FDA Advisory Panel on Circulatory System Devices and subsequent commercial approval for its cardiac-assist device. This is an external device that is positioned on the outside of the patient's chest and is intended for short-term use in the hospital environment. In addition, the Company is aware that a total artificial heart is currently undergoing clinical trials. The requirement of obtaining FDA approval for commercial sale of an LVAS is a significant barrier to entry into the U.S. market for these devices. There can be no assurance, however, that FDA regulations will not change in the future, reducing the time and testing required for others to obtain FDA approval for commercial sale. In addition, other research groups and companies, some of which have significantly greater resources than those of the Company, are developing cardiac systems using alternative technologies or concepts, one or more of which might prove functionally equivalent to or more suitable than the Company's systems. Among products that have been approved for commercial sale, the Company competes primarily on the basis of performance, service capability, and price. Competition in the market for medical devices is also significantly affected by the reimbursement policies of government and private insurers. Any product for which
                                   12PAGE
   reimbursement is not available from such third party payors will be at a significant competitive disadvantage. In November 1995, the HCFA issued a decision that extends Medicare Coverage to the IP LVAS. Several major health insurers, including Aetna and U.S. Healthcare, have agreed to offer coverage for the IP LVAS, while many others are reimbursing on a case-by-case basis.

        Medical Grade Polymers and Enteral Nutrition-Delivery Systems. In the market for medical-grade polymers and enteral nutrition-delivery systems, the Company competes primarily with large pharmaceutical, medical device, and chemical companies, many of which have substantially greater financial, technical, and human resources than those of the Company. Competition within these markets is intense, and is based primarily on price, efficacy, and technological advances.

        (xi) Research and Development

        The Company maintains a research and development capability to support its existing products and to develop new products. A number of programs are under way, funded by the Company solely or jointly with an outside company. These programs include development of new products to perform substantially all or part of the pumping function of the left ventricle of the natural heart, process detection and security instruments, electronic test instruments, and high-voltage power supply products. The Company also develops new grades of polymers to meet specific customer requirements for industrial and medical applications.

        During 1995, 1994, and 1993, the Company expended $11,087,000, $10,445,000, and $6,434,000, respectively, on internally sponsored research and development programs, and $3,125,000, $1,702,000, and $2,702,000, respectively, on research and development programs sponsored by others. At December 30, 1995, 169 professional employees were engaged full-time in research and development activities.

        (xii) Environmental Protection Regulations

        The Company believes that compliance by the Company with federal, state, and local environmental regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

        (xiii) Number of Employees

        As of December 30, 1995, the Company's Instruments and Other Equipment and Biomedical Products segments employed 1,095 and 277 people, respectively.

   (d) Financial Information about Exports by Domestic Operations and about Foreign Operations

        Financial information about exports by domestic operations and about foreign operations is summarized in Note 14 to Consolidated Financial Statements in the Registrant's 1995 Annual Report to Shareholders and is incorporated herein by reference.
                                   13PAGE

   (e)  Executive Officers of the Registrant

                                 Present Title
   Name                    Age   (Year First Became Executive Officer)
   --------------------    ---   ------------------------------------

   John W. Wood Jr.        52    President and Chief Executive
                                  Officer (1984)
   Victor L. Poirier       54    Senior Vice President (1983)
   John T. Keiser          60    Senior Vice President (1994)
   John N. Hatsopoulos*    61    Vice President and Chief Financial
                                  Officer (1983)
   David H. Fine           53    Vice President (1993)
   Paul F. Kelleher        53    Chief Accounting Officer (1985)

   * John N. Hatsopoulos, Chairman of the Company, and George N. Hatsopoulos, a director of the Company, are brothers.

        Each executive officer serves until his successor is chosen or appointed and qualified or until earlier resignation, death, or removal. All executive officers have held comparable positions for at least five years either with the Company or with its parent company, Thermo Electron. Mr. Keiser was appointed senior vice president of the Company in 1994, at the same time he was named president of Thermo Biomedical, a newly created subsidiary of Thermo Electron. From 1985 and until 1994, Mr. Keiser was president of the Eberline Instrument division of Thermo Instrument Systems Inc., a majority-owned public subsidiary of Thermo Electron. Messrs. Wood and Fine are full-time employees of the Company. Messrs. Hatsopoulos and Kelleher are full-time employees of Thermo Electron and Mr. Poirier is a full-time employee of Thermo Cardiosystems, but they devote such time to the affairs of the Company as the Company's needs reasonably require.


   Item 2. Properties

        The location and general character of the Company's properties by industry segment as of December 30, 1995, are as follows:

   Instruments and Other Equipment

        The Company owns approximately 45,000, 9,500, and 13,800 square feet of office, engineering, laboratory, and production space in New York, Canada, and Scotland, respectively, and leases approximately 560,000 square feet of office, engineering, laboratory, and production space principally in Minnesota, Massachusetts, Italy, the Netherlands, and the United Kingdom under leases expiring from 1996 to 2001.

   Biomedical Products

        The Company leases approximately 146,000 square feet of office, engineering, laboratory, and production space in Illinois and Massachusetts under leases expiring in 1996 and 2003, respectively.

        The Company believes that its facilities are in good condition and are adequate to meet its current needs and that other suitable space is readily available if any of such leases are not extended.
                                   14PAGE

   Item 3. Legal Proceedings

        Not applicable.


   Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.


                                    PART II


   Item 5. Market for Registrant's Common Equity and Related Stockholder
           Matters

        Information concerning the market and market price for the Registrant's Common Stock, $.10 par value, and dividend policy are included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 1995 Annual Report to Shareholders and is incorporated herein by reference.


   Item 6. Selected Financial Data

        Information concerning the Registrant's selected financial data is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's 1995 Annual Report to Shareholders and is incorporated herein by reference.


   Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1995 Annual Report to Shareholders and is incorporated herein by reference.


   Item 8. Financial Statements and Supplementary Data

        The Registrant's Consolidated Financial Statements as of December 30, 1995, are included in the Registrant's 1995 Annual Report to Shareholders and are incorporated herein by reference.


   Item 9. Changes in and Disagreements with Public Accountants on Accounting and Financial Disclosure

        Not applicable.
                                   15PAGE

                                    PART III


   Item 10. Directors and Executive Officers of the Registrant

        The information concerning directors required under this item is incorporated herein by reference from the material contained under the caption "Election of Directors" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year. The information concerning delinquent filers pursuant to Item 405 of Regulation S-K is incorporated herein by reference from the material contained under the heading "Disclosure of Certain Late Filings" under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


   Item 11. Executive Compensation

        The information required under this item is incorporated herein by reference from the material contained under the caption "Executive Compensation" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


   Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required under this item is incorporated herein by reference from the material contained under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


   Item 13. Certain Relationships and Related Transactions

        The information required under this item is incorporated herein by reference from the material contained under the caption "Relationship with Affiliates" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.




                                   16PAGE

                                     PART IV


   Item 14.Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a,d)   Financial Statements and Schedules.

           (1) The consolidated financial statements set forth in the list below are filed as part of this Report.

           (2) The consolidated financial statement schedule set forth in the list below is filed as part of this Report.

           (3) Exhibits filed herewith or incorporated herein by reference are set forth in Item 14(c) below.


           List of Financial Statements and Schedules Referenced in this
           Item 14.

           Information incorporated by reference from Exhibit 13 filed herewith:

                Consolidated Statement of Income
                Consolidated Balance Sheet
                Consolidated Statement of Cash Flows
                Consolidated Statement of Shareholders' Investment Notes to Consolidated Financial Statements
                Report of Independent Public Accountants

           Certain Financial Statement Schedules filed herewith:

                Schedule II: Valuation and Qualifying Accounts

           All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

   (b)     Reports on Form 8-K.

           On December 12, 1995, the Company filed a Current Report on Form 8-K pertaining to the acquisition of the Orion laboratory products division of Analytical Technology, Inc. On February 14, 1996, the Company filed an amendment on Form 8-K/A, the purpose of which was to file the financial information required by Form 8-K concerning this acquisition.

   (c)    Exhibits.

           See Exhibit Index on the page immediately preceding exhibits.
                                   17PAGE

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

   Date: March 8, 1996             THERMEDICS INC.


                                   By: John W. Wood Jr.
                                       ----------------
                                       John W. Wood Jr.
                                       President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 8, 1996.

   Signature                       Title
   ---------                       -----

   By: John W. Wood Jr.            President, Chief Executive Officer
       ---------------------       and Director
       John W. Wood Jr.

   By: John N. Hatsopoulos         Chairman of the Board, Vice President,
       ---------------------       Chief Financial Officer and Director
       John N. Hatsopoulos

   By: Paul F. Kelleher            Chief Accounting Officer
       ---------------------
       Paul F. Kelleher

   By: Peter O. Crisp              Director
       ---------------------
       Peter O. Crisp

   By: Paul F. Ferrari             Director
       ---------------------
       Paul F. Ferrari

   By: George N. Hatsopoulos       Director
       ---------------------
       George N. Hatsopoulos

   By: Robert C. Howard            Director
       ---------------------
       Robert C. Howard

   By: Arvin H. Smith              Director
       ---------------------
       Arvin H. Smith

   By: Nicholas T. Zervas          Director
       ---------------------
       Nicholas T. Zervas
                                   18PAGE

                    Report of Independent Public Accountants
                    ----------------------------------------


   To the Shareholders and Board of Directors of Thermedics Inc.:


        We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermedics Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 7, 1996 (except with respect to the matters discussed in Note 15 as to which the date is February 9, 1996). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 17 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                Arthur Andersen LLP



   Boston, Massachusetts
   February 7, 1996










                                   19PAGE

SCHEDULE II

                                 THERMEDICS INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)


                                          Additions          Deductions
                               ----------------------------- ----------
                    Balance at Charged to                    Accounts  Balance
                     Beginning  Costs and           Accounts  Written   at End
Description            of Year   Expenses Other(a) Recovered      Off  of Year
------------------- ---------- ---------- -------  --------- -------- --------

Year Ended
 December 30, 1995
  Allowance for
   Doubtful Accounts   $ 3,640    $   689  $   365   $     2  $  (714) $ 3,982

Year Ended
 December 31, 1994
  Allowance for
   Doubtful Accounts   $   944    $ 1,190  $ 2,717   $    60  $(1,271) $ 3,640

Year Ended
 January 1, 1994
  Allowance for
   Doubtful Accounts   $   769    $    92  $   141   $   133  $  (191) $   944

(a) Includes allowance of businesses acquired during the year as described in
    Note 3 to Consolidated Financial Statements in the Registrant's 1995 Annual Report to Shareholders and foreign currency translation adjustment.








                                       20PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number    Description of Exhibit                                      Page
   --------------------------------------------------------------------------

     2.1 Asset and Stock Purchase Agreement dated as of January 28, 1994 between Thermo Electron Corporation and Baker Hughes Incorporated (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K relating to events occurring on March 16, 1994 [File No. 1-9567] and incorporated herein by reference).

     2.2 Assignment and Assumption Agreement dated March 16, 1994 among Thermo Electron Corporation, the Registrant, and Thermo Instrument Systems Inc. (filed as Exhibit 2.2 to the Registrant's Current Report on Form 8-K relating to events occurring on March 16, 1994 [File No. 1-9567] and incorporated herein by reference).

     2.3 Agreement and Plan of Merger dated as of November 29, 1995, by and among the Registrant, ATI Merger Corp., Analytical Technology, Inc., and, for certain limited purposes, Thermo Instrument Systems Inc. (filed as Exhibit 2 to the Registrant's Current Report on Form 8-K relating to events occurring on November 29, 1995 [File No. 1-9567] and incorporated herein by reference).

     2.4 Asset and Share Purchase Agreement dated as of November 29, 1995, by and among Thermo Instrument Systems Inc., ATI Acquisition Corp., Analytical Technology, Inc., and, for certain limited purposes, the Registrant (filed as Exhibit 10(a) to the Registrant's Current Report on Form 8-K relating to events occurring on November 29, 1995 [File No. 1-9567] and incorporated herein by reference).

     2.5 Asset Purchase Agreement dated as of January 25, 1996 among Thermedics Detection Limited, Moisture Systems Corporation, Moisture Systems Limited and Anacon Corporation. Schedules to this Agreement have been omitted pursuant to Rule 601(b)
             (2) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally a copy of any omitted schedule to the Commission upon request.

     3.1 Articles of Organization (filed as Exhibit 3(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 [File No. 1-9567] and incorporated herein by reference).

     3.2 Amendment to Articles of Organization dated October 25, 1993 (filed as Exhibit 3(c) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 1993 [File No. 1-9567] and incorporated herein by reference).

     3.3     Amended and Restated By-laws of the Registrant (filed as
             Exhibit 3(c) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 1992 [File No. 1-9567] and incorporated herein by reference).
                                       21PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number    Description of Exhibit                                      Page
   --------------------------------------------------------------------------

    4.1 Fiscal Agency Agreement dated as of July 16, 1990, among the Registrant, Thermo Electron Corporation, and Chemical Bank as fiscal agent (filed as Exhibit B to the Registrant's Current Report on Form 8-K relating to events occurring on July 16, 1990 [File No. 1-9567] and incorporated herein by reference).

     4.2 Fiscal Agency Agreement dated January 5, 1994 among Thermo Cardiosystems, Thermo Electron Corporation and Chemical Bank (filed as Exhibit 4.11 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-10114] and incorporated herein by reference).

     4.3 Fiscal Agency Agreement dated November 19, 1993 among Thermo Voltek, Thermo Electron Corporation and Chemical Bank (filed as Exhibit 4.3 to Thermo Voltek's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-10574] and incorporated herein by reference).

     4.4 Guarantee Reimbursement Agreement dated February 7, 1994 among Thermo Cardiosystems Inc., Thermo Voltek Corp., the Registrant and Thermo Electron Corporation (filed as Exhibit
             4.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-9567] and incorporated herein by reference).

             The Registrant hereby agrees, pursuant to Item
             601(b)(4)(iii)(A) of Regulation S-K, to furnish to the Commission upon request, a copy of each other instrument with respect to other long-term debt of the Company or its subsidiaries.

    10.1 Amended and Restated Corporate Services Agreement between Thermo Electron Corporation and the Registrant dated as of January 3, 1993 (filed as Exhibit 10(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-9567] and incorporated herein by reference).

    10.2 Lease dated November 1983, between WGO Limited Partnership, as Lessor, and the Registrant, as Lessee (filed as Exhibit 10(l) to the Registrant's Registration Statement on Form S-1 [Reg. No. 2-96962] and incorporated herein by reference; amendments thereto filed as Exhibit 10(l) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 [File No. 1-9567] and incorporated herein by reference).

    10.3 Thermo Electron Corporate Charter as amended and restated effective January 3, 1993 (filed as Exhibit 10(h) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-9567] and incorporated herein by reference).
                                       22PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number    Description of Exhibit                                      Page
   --------------------------------------------------------------------------

     10.4 Lease dated August 25, 1978 between National Boulevard Bank of Chicago and Walpak Company (filed as Exhibit 10(p) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 [File No. 1-9567] and incorporated herein by reference).

     10.5 Exclusive Base Technology License Agreement between Thermo Electron and the Registrant dated January 8, 1988 (filed as
             Exhibit 10(q) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1988 [File No. 1-9567] and incorporated herein by reference).

     10.6 Research and Development Contract between Thermo Electron and the Registrant dated January 8, 1988 (filed as Exhibit 10(r) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1988 [File No. 1-9567] and incorporated herein by reference).

     10.7 Exclusive License and Marketing Agreement between Thermo Electron and the Registrant dated January 8, 1988 (filed as
             Exhibit 10(s) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1988 [File No. 1-9567] and incorporated herein by reference).

     10.8 Intellectual Property Cross-license Agreement between the Registrant and Thermo Cardiosystems Inc. (filed as Exhibit 10(i) to Thermo Cardiosystems' Registration Statement on Form S-1 [Reg. No. 33-25144] and incorporated herein by reference).

     10.9 Amendment No. 1 dated March 29, 1991 to Exclusive License and Marketing Agreement between the Registrant and Thermo Electron Corporation (filed as Exhibit 10(r) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1991 [File No. 1-9567] and incorporated herein by reference).

     10.10 Management Agreement by and between Thermo Electron and the Registrant dated November 15, 1991 (filed as Exhibit 10(t) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1991 [File No. 1-9567] and incorporated herein by reference).

     10.11 Sublease dated June 1, 1993, between Apollo Computer, Inc., as Sublessor, Thermedics Detection Inc., as Subleasee, and Trustees of 220 Mill Road Trust, as Master Lessor (filed as
             Exhibit 10(ll) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1993 [File No. 1-9567] and incorporated herein by reference).

                                       23PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number    Description of Exhibit                                      Page
   --------------------------------------------------------------------------

     10.12 Agreement dated May 26, 1993 between Thermo Cardiosystems Inc. and The Polymer Technology Group, Incorporated (filed as Exhibit 10(nn) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1993 [File No. 1-9567] and incorporated herein by reference).

     10.13 Lease Agreement dated August 2, 1993 between Comtest Invest B.V. and Comtest Instrumentation B.V. (filed as Exhibit 10.6 to Thermo Voltek's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-10576] and incorporated herein by reference).

     10.14 Master Repurchase Agreement dated January 1, 1994 between the Registrant and Thermo Electron Corporation (filed as
             Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-9567] and incorporated herein by reference).

     10.15 $38,000,000 Promissory Note dated as of December 11, 1995 issued by the Registrant to Thermo Electron Corporation (filed as Exhibit 10(b) to the Registrant's Current Report on Form 8-K relating to events occurring on November 29, 1995 [File No. 1-9567] and incorporated herein by reference).

   10.16-17  Reserved.

     10.18   Incentive Stock Option Plan of the Registrant (filed as
             Exhibit 10(d) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-84380] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Registrant's Nonqualified Stock Option Plan is 1,931,923 shares, after adjustment to reflect share increases approved in 1986 and 1992, 5-for-4 stock split effected in January 1985, 4-for-3 stock split effected in September 1985 and 3-for-2 stock splits effected in October 1986 and November 1993).

     10.19   Nonqualified Stock Option Plan of the Registrant (filed as
             Exhibit 10(e) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-84380] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Registrant's Incentive Stock Option Plan is 1,931,923 shares, after adjustment to reflect share increases approved in 1986 and 1992, 5-for-4 stock split effected in January 1985, 4-for-3 stock split effected in September 1985 and 3-for-2 stock splits effected in October 1986 and November 1993).

     10.20   Directors Stock Option Plan of the Registrant (filed as
             Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-9567] and incorporated herein by reference).

                                       24PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number    Description of Exhibit                                      Page
   --------------------------------------------------------------------------

     10.21 Deferred Compensation Plan for Directors of the Registrant (filed as Exhibit 10(g) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-96962] and incorporated herein by reference).

     10.22 Equity Incentive Plan of the Registrant (filed as Appendix A to the Proxy Statement dated May 10, 1993 of the Registrant [File No. 1-9567] and incorporated herein by reference). (Maximum number of shares issuable is 1,500,000 shares, after adjustment to reflect 3-for-2 stock split effected in November 1993).

             In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of the Registrant's parent, Thermo Electron Corporation, and its subsidiaries, for services rendered to the Registrant or to such affiliated corporations. Such plans are listed under Exhibits 10.23 - 10.90.

    10.23 Thermo Electron Corporation Incentive Stock Option Plan (filed as Exhibit 4(d) to Thermo Electron's Registration Statement on Form S-8 [Reg. No. 33-8993] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Electron Nonqualified Stock Option Plan is 9,035,156 shares, after adjustment to reflect share increases approved in 1984 and 1986, share decrease approved in 1989, and 3-for-2 stock splits effected in October 1986, October 1993 and May 1995).

    10.24 Thermo Electron Corporation Nonqualified Stock Option Plan (filed as Exhibit 4(e) to Thermo Electron's Registration Statement on Form S-8 [Reg. No. 33-8993] and incorporated herein by reference). (Plan amended in 1984 to extend expiration date to December 14, 1994; maximum number of shares issuable in the aggregate under this plan and the Thermo Electron Incentive Stock Option Plan is 9,035,156 shares, after adjustment to reflect share increases approved in 1984 and 1986, share decrease approved in 1989, and 3-for-2 stock splits effected in October 1986, October 1993 and May 1995).

    10.25    Thermo Electron Corporation Equity Incentive Plan (filed as
             Exhibit 10.1 to Thermo Electron's Quarterly Report on Form 10-Q for the quarter ended July 2, 1994 [File No. 1-8002] and incorporated herein by reference). (Plan amended in 1989 to restrict exercise price for SEC reporting persons to not less than 50% of fair market value or par value; maximum number of shares issuable is 7,050,000 shares, after adjustment to reflect 3-for-2 stock splits effected in October 1993 and May 1995 and share increase approved in
             1994).

                                       25PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number    Description of Exhibit                                      Page
   --------------------------------------------------------------------------

    10.26 Thermo Electron Corporation - Thermedics Inc. Nonqualified Stock Option Plan (filed as Exhibit 4 to a Registration Statement on Form S-8 of Thermedics Inc. [Reg. No. 2-93747] and incorporated herein by reference). (Maximum number of shares issuable is 450,000 shares, after adjustment to reflect share increase approved in 1988, 5-for-4 stock split effected in January 1985, 4-for-3 stock split effected in September 1985, and 3-for-2 stock splits effected in October 1986 and November 1993).

    10.27 Thermo Electron Corporation - Thermo Instrument Systems Inc. (formerly Thermo Environmental Corporation) Nonqualified Stock Option Plan (filed as Exhibit 4(c) to a Registration Statement on Form S-8 of Thermo Instrument [Reg. No. 33-8034] and incorporated herein by reference). (Maximum number of shares issuable is 421,875 shares, after adjustment to reflect 3-for-2 stock splits effected in July 1993 and April 1995 and 5-for-4 stock splits effected in December 1995).

    10.28 Thermo Electron Corporation - Thermo Instrument Systems Inc. Nonqualified Stock Option Plan (filed as Exhibit 10.12 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 3, 1987 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 600,285 shares, after adjustment to reflect share increase approved in 1988, 3-for-2 stock splits effected in January 1988, July 1993 and April 1995 and 5-for-4 stock split effected in December 1995).

    10.29 Thermo Electron Corporation - Thermo TerraTech Inc. (formerly Thermo Process Systems Inc.) Nonqualified Stock Option Plan (filed as Exhibit 10.13 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 3, 1987 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 108,000 shares, after adjustment to reflect 6-for-5 stock splits effected in July 1988 and March 1989 and 3-for-2 stock split effected in September 1989).

    10.30 Thermo Electron Corporation - Thermo Power Corporation (formerly Tecogen Inc.) Nonqualified Stock Option Plan (filed as Exhibit 10.14 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 3, 1987 [File No. 1-8002] and incorporated herein by reference). (Amended in September 1995 to extend the plan expiration date to December 31, 2005).

                                       26PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number    Description of Exhibit                                      Page
   --------------------------------------------------------------------------

    10.31 Thermo Electron Corporation - Thermo Cardiosystems Inc. Nonqualified Stock Option Plan (filed as Exhibit 10.11 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 130,500 shares, after adjustment to reflect share increases approved in 1990 and 1992, 3-for-2 stock split effected in January 1990, 5-for-4 stock split effected in May 1990 and 2-for-1 stock split effected in November
             1993).

    10.32 Thermo Electron Corporation - Thermo Ecotek Corporation (formerly Thermo Energy Systems Corporation) Nonqualified Stock Option Plan (filed as Exhibit 10.12 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 [File No. 1-8002] and incorporated herein by reference).

    10.33 Thermo Electron Corporation - ThermoTrex Corporation (formerly Thermo Electron Technologies Corporation) Nonqualified Stock Option Plan (filed as Exhibit 10.13 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 180,000 shares, after adjustment to reflect 3-for-2 stock split effected in October 1993).

    10.34 Thermo Electron Corporation - Thermo Fibertek Inc. Nonqualified Stock Option Plan (filed as Exhibit 10.14 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended December 28, 1991 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 600,000 shares, after adjustment to reflect 2-for-1 stock split effected in September 1992 and 3-for-2 stock split effected in September 1995).

    10.35 Thermo Electron Corporation - Thermo Voltek Corp. (formerly Universal Voltronics Corp.) Nonqualified Stock Option Plan (filed as Exhibit 10.17 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 57,500 shares, after adjustment to reflect 3-for-2 stock split effected in November 1993 and share increase approved in September 1995).

    10.36 Thermo Electron Corporation - Thermo BioAnalysis Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.31 to Thermo Power's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 [File No. 1-10573] and incorporated herein by reference).

                                       27PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number    Description of Exhibit                                      Page
   --------------------------------------------------------------------------

    10.37 Thermo Electron Corporation - ThermoLyte Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.32 to Thermo Power's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 [File No. 1-10573] and incorporated herein by reference).

    10.38 Thermo Electron Corporation - Thermo Remediation Inc. Nonqualified Stock Option Plan (filed as Exhibit 10.33 to Thermo Power's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 [File No. 1-10573] and incorporated herein by reference).

    10.39 Thermo Electron Corporation - ThermoSpectra Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.34 to Thermo Power's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 [File No. 1-10573] and incorporated herein by reference).

    10.40 Thermo Electron Corporation - ThermoLase Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.35 to Thermo Power's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 [File No. 1-10573] and incorporated herein by reference).

    10.41 Thermo Electron Corporation - ThermoQuest Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.41 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).

    10.42 Thermo Electron Corporation - Thermo Optek Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.42 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).

    10.43    Thermo Electron Corporation - Thermo Sentron Inc.
             Nonqualified Stock Option Plan (filed as Exhibit 10.43 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).

    10.44 Thermo Electron Corporation - Trex Medical Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.44 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).


                                       28PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number    Description of Exhibit                                      Page
   --------------------------------------------------------------------------

    10.45 Thermo Ecotek Corporation (formerly Thermo Energy Systems Corporation) Incentive Stock Option Plan (filed as Exhibit
             10.18 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Ecotek Nonqualified Stock Option Plan is 900,000 shares, after adjustment to reflect share increase approved in December 1993).

    10.46 Thermo Ecotek Corporation (formerly Thermo Energy Systems Corporation) Nonqualified Stock Option Plan (filed as
             Exhibit 10.19 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Ecotek Incentive Stock Option Plan is 900,000 shares, after adjustment to reflect share increase approved in December 1993).

    10.47 Thermo Ecotek Corporation (formerly Thermo Energy Systems Corporation) Equity Incentive Plan (filed as Exhibit 10.46 to Thermo TerraTech's (formerly Thermo Process') Annual Report on Form 10-K for the fiscal year ended April 2, 1994 [File No. 1-9549] and incorporated herein by reference).

    10.48 Thermedics Inc. - Thermedics Detection Inc. Nonqualified Stock Option Plan (filed as Exhibit 10.20 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference).

    10.49 Thermedics Inc. - Thermo Sentron Inc. Nonqualified Stock Option Plan (filed as Exhibit 10.51 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended
             December 30, 1995 [File No. 1-10114] and incorporated herein by reference).

    10.50    Thermedics Detection Inc. Equity Incentive Plan (filed as
             Exhibit 10.69 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-9567] and incorporated herein by reference).

    10.51 Thermo Cardiosystems Inc. Incentive Stock Option Plan (filed as Exhibit 10(f) to Thermo Cardiosystems' Registration Statement on Form S-1 [Reg. No. 33-25144] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Cardiosystems Nonqualified Stock Option Plan is 1,143,750 shares, after adjustment to reflect share increase approved in 1992, 3-for-2 stock split effected in January 1990, 5-for-4 stock split effected in May 1990 and 2-for-1 stock split effected in November 1993).
                                       29PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number    Description of Exhibit                                      Page
   --------------------------------------------------------------------------

    10.52 Thermo Cardiosystems Inc. Nonqualified Stock Option Plan (filed as Exhibit 10(g) to Thermo Cardiosystems' Registration Statement on Form S-1 [Reg. No. 33-25144] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Cardiosystems Incentive Stock Option Plan is 1,143,750 shares, after adjustment to reflect share increase approved in 1992, 3-for-2 stock split effected in January 1990, 5-for-4 stock split effected in May 1990 and 2-for-1 stock split effected in November 1993).

    10.53 Thermo Cardiosystems Inc. Equity Incentive Plan (filed as Attachment A to the Proxy Statement dated May 5, 1994 of Thermo Cardiosystems [File No. 1-10114] and incorporated herein by reference).

    10.54 Thermo Voltek Corp. (formerly Universal Voltronics Corp.) 1985 Stock Option Plan (filed as Exhibit 10.14 to Thermo Voltek's Annual Report on Form 10-K for the fiscal year ended June 30, 1985 [File No. 0-8245] and incorporated herein by reference). (Maximum number of shares issuable is 200,000 shares, after adjustment to reflect 1-for-3 reverse stock split effected in November 1992 and 3-for-2 stock split effected in November 1993).

    10.55 Thermo Voltek Corp. (formerly Universal Voltronics Corp.) 1990 Stock Option Plan (filed as exhibit 10.2 to Thermo Voltek's Annual Report on Form 10-K for the fiscal year ended June 30, 1990 [File No. 1-10574] and incorporated herein by reference). (Maximum number of shares issuable is 400,000 shares, after adjustment to reflect share increases in 1993 and 1994, 1-for-3 reverse stock split effected in November 1992 and 3-for-2 stock split effected in November
             1993).

    10.56    Thermo Voltek Corp. Equity Incentive Plan (filed as Exhibit
             10.21 to Thermo Voltek's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-10574] and incorporated herein by reference).

    10.57    Thermo Sentron Inc. Equity Incentive Plan (filed as Exhibit
             10.57 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).

    10.58 Thermo Instrument Systems Inc. Incentive Stock Option Plan (filed as Exhibit 10(c) to Thermo Instrument's Registration Statement on Form S-1 [Reg. No. 33-6762] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Instrument Nonqualified Stock Option Plan is 2,812,500 shares, after adjustment to reflect share increase approved in 1990, 3-for-2 stock splits effected in January 1988, July 1993 and April 1995 and 5-for-4 stock effected in December 1995).
                                       30PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number    Description of Exhibit                                      Page
   --------------------------------------------------------------------------

    10.59 Thermo Instrument Systems Inc. Nonqualified Stock Option Plan (filed as Exhibit 10(d) to Thermo Instrument's Registration Statement on Form S-1 [Reg. No. 33-6762] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Instrument Incentive Stock Option Plan is 2,812,500 shares, after adjustment to reflect share increase approved in 1990, 3-for-2 stock splits effected in January 1988, July 1993 and April 1995 and 5-for-4 stock split effected in December
             1995).

    10.60 Thermo Instrument Systems Inc. Equity Incentive Plan (filed as Appendix A to the Proxy Statement dated April 27, 1993 of Thermo Instrument [File No. 1-9786] and incorporated herein by reference). (Maximum number of shares issuable is 4,031,250 shares, after adjustment to reflect share increase approved in December 1993, 3-for-2 stock splits effected in July 1993 and April 1995 and 5-for-4 stock split effected in December 1995).

    10.61 Thermo Instrument Systems Inc. (formerly Thermo Environmental Corporation) Incentive Stock Option Plan (filed as Exhibit 10(d) to Thermo Environmental's Registration Statement on Form S-1 [Reg. No. 33-329] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Instrument (formerly Thermo Environmental) Nonqualified Stock Option Plan is 1,160,156 shares, after adjustment to reflect share increase approved in 1987, 3-for-2 stock splits effected in July 1993 and April 1995 and 5-for-4 stock split effected in December 1995).

    10.62 Thermo Instrument Systems Inc. (formerly Thermo Environmental Corporation) Nonqualified Stock Option Plan (filed as Exhibit 10(e) to Thermo Environmental's Registration Statement on Form S-1 [Reg. No. 33-329] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Instrument (formerly Thermo Environmental) Incentive Stock Option Plan is 1,160,156 shares, after adjustment to reflect share increase approved in 1987, 3-for-2 stock splits effected in July 1993 and April 1995 and 5-for-4 stock split effected in December 1995).

    10.63 Thermo Instrument Systems Inc. - ThermoSpectra Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.45 to Thermo Power's Annual Report on Form 10-K for the fiscal year ended October 1, 1994 [File No. 1-10573] and incorporated herein by reference).

                                       31PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number    Description of Exhibit                                      Page
   --------------------------------------------------------------------------

    10.64    Thermo Instrument Systems Inc. - Thermo BioAnalysis
             Corporation Nonqualified Stock Option Plan (filed as Exhibit
             10.64 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).

    10.65 Thermo Instrument Systems Inc. - ThermoQuest Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.65 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).

    10.66    ThermoSpectra Corporation Equity Incentive Plan (filed as
             Exhibit 10.59 to Thermo Power's Annual Report on Form 10-K for the fiscal year ended October 1, 1994 [File No. 1-10573] and incorporated herein by reference).

    10.67 Thermo BioAnalysis Corporation Equity Incentive Plan (filed as Exhibit 10.67 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).

    10.68    Thermo Optek Corporation Equity Incentive Plan (filed as
             Exhibit 10.68 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).

    10.69    ThermoQuest Corporation Equity Incentive Plan (filed as
             Exhibit 10.69 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).

    10.70 ThermoTrex Corporation (formerly Thermo Electron Technologies Corporation) Incentive Stock Option Plan (filed as Exhibit 10(h) to ThermoTrex's Registration Statement on Form S-1 [Reg. 33-40972] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the ThermoTrex Nonqualified Stock Option Plan is 1,945,000 shares, after adjustment to reflect share increases approved in 1992 and 1993 and 3-for-2 stock split effected in October 1993).

    10.71 ThermoTrex Corporation (formerly Thermo Electron Technologies Corporation) Nonqualified Stock Option Plan (filed as Exhibit 10(i) to ThermoTrex's Registration Statement on Form S-1 [Reg. No. 33-40972] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the ThermoTrex Incentive Stock Option Plan is 1,945,000 shares, after adjustment to reflect share increases approved in 1992 and 1993 and 3-for-2 stock split effected in October 1993).
                                       32PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number    Description of Exhibit                                      Page
   --------------------------------------------------------------------------

    10.72 ThermoTrex Corporation - ThermoLase Corporation (formerly ThermoLase Inc.) Nonqualified Stock Option Plan (filed as
             Exhibit 10.53 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-9567] and incorporated herein by reference).

    10.73    ThermoTrex Corporation - Trex Medical Corporation
             Nonqualified Stock Option Plan (filed as Exhibit 10.73 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).

    10.74 ThermoLase Corporation (formerly ThermoLase Inc.) Incentive Stock Option Plan (filed as Exhibit 10.55 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-9567] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the ThermoLase Nonqualified Stock Option Plan is 2,800,000 shares, after adjustment to reflect share increase approved in 1993 and 2-for-1 stock splits effected in March 1994 and June 1995.)

    10.75 ThermoLase Corporation (formerly ThermoLase Inc.) Nonqualified Stock Option Plan (filed as Exhibit 10.54 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-9567] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the ThermoLase Incentive Stock Option Plan is 2,800,000 shares, after adjustment to reflect share increase approved in 1993 and 2-for-1 stock splits effected in March 1994 and June 1995).

    10.76    ThermoLase Corporation Equity Incentive Plan (filed as
             Exhibit 10.81 to Thermo TerraTech's (formerly Thermo Process') Annual Report on Form 10-K for the fiscal year ended April 1, 1995 [File No. 1-9549] and incorporated herein by reference).

    10.77    Trex Medical Corporation Equity Incentive Plan (filed as
             Exhibit 10.77 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).

    10.78    Thermo Fibertek Inc. Incentive Stock Option Plan (filed as
             Exhibit 10(k) to Thermo Fibertek's Registration Statement on Form S-1 [Reg. No. 33-51172] and incorporated herein by reference).

    10.79 Thermo Fibertek Inc. Nonqualified Stock Option Plan (filed as Exhibit 10(l) to Thermo Fibertek's Registration Statement on Form S-1 [Reg. No. 33-51172] and incorporated herein by reference).
                                       33PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number    Description of Exhibit                                      Page
   --------------------------------------------------------------------------

    10.80    Thermo Fibertek Inc. Equity Incentive Plan (filed as
             Attachment A to the Proxy Statement dated May 3, 1994 of Thermo Fibertek [File No. 1-11406] and incorporated herein by reference).

    10.81 Thermo Power Corporation (formerly Tecogen Inc.) Incentive Stock Option Plan, as amended (filed as Exhibit 10(h) to Thermo Power's Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 1993 [File No. 1-10573] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Power Nonqualified Stock Option Plan is 950,000 shares, after adjustment to reflect share increases approved in 1990, 1992 and 1993).

    10.82 Thermo Power Corporation (formerly Tecogen Inc.) Nonqualified Stock Option Plan, as amended (filed as Exhibit 10(i) to Thermo Power's Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 1993 [File No. 1-10573] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Power Incentive Stock Option Plan is 950,000 shares, after adjustment to reflect share increases approved in 1990, 1992 and 1993).

    10.83    Thermo Power Corporation Equity Incentive Plan (filed as
             Exhibit 10.60 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-9567] and incorporated herein by reference).

    10.84    Thermo Power Corporation - ThermoLyte Corporation
             Nonqualified Stock Option Plan (filed as Exhibit 10.84 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).

    10.85    ThermoLyte Corporation Equity Incentive Plan (filed as
             Exhibit 10.71 to Thermo Power's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 [File No. 1-10573] and incorporated herein by reference).

    10.86 Thermo TerraTech Inc. (formerly Thermo Process Systems Inc.) Incentive Stock Option Plan (filed as Exhibit 10(h) to Thermo TerraTech's Registration Statement on Form S-1 [Reg. No. 33-6763] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo TerraTech Nonqualified Stock Option Plan is 1,850,000 shares, after adjustment to reflect share increases approved in 1987, 1989 and 1992, 6-for-5 stock splits effected in July 1988 and March 1989 and 3-for-2 stock split effected in September 1989).

                                       34PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number    Description of Exhibit                                      Page
   --------------------------------------------------------------------------

    10.87 Thermo TerraTech Inc. (formerly Thermo Process Systems Inc.) Nonqualified Stock Option Plan (filed as Exhibit 10(i) to Thermo TerraTech's Registration Statement on Form S-1 [Reg. No. 33-6763] and incorporated herein by reference).
             (Maximum number of shares issuable in the aggregate under this plan and the Thermo TerraTech Incentive Stock Option Plan is 1,850,000 shares, after adjustment to reflect share increases approved in 1987, 1989 and 1992, 6-for-5 stock splits effected in July 1988 and March 1989 and 3-for-2 stock split effected in September 1989).

    10.88 Thermo TerraTech Inc. (formerly Thermo Process Systems Inc.) Equity Incentive Plan (filed as Exhibit 10.63 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-9567] and incorporated herein by reference). (Maximum number of shares issuable is 1,750,000 shares, after adjustment to reflect share increase approved in 1994).

    10.89    Thermo TerraTech Inc. (formerly Thermo Process Systems Inc.)
             - Thermo Remediation Nonqualified Stock Option Plan (filed as Exhibit 10(l) to Thermo TerraTech's Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 1994 [File No. 1-9549] and incorporated herein by reference).

    10.90    Thermo Remediation Inc. Equity Incentive Plan (filed as
             Exhibit 10.7 to Thermo Remediation's Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

      13 Annual Report to Shareholders for the year ended December 30, 1995 (only those portions incorporated herein by reference).

      21     Subsidiaries of the Registrant.

      23     Consent of Arthur Andersen LLP.

      27     Financial Data Schedule.