Form 10-Q
period 1996-03-30
THERMEDICS INC
filed 1996-05-06
CIK 721356

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC  20549


                     ---------------------------------------


                                    FORM 10-Q

   (mark one)

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Quarter Ended March 30, 1996.

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

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                   Class                 Outstanding at April 26, 1996
         ----------------------------    -----------------------------
         Common Stock, $.10 par value              36,475,336
PAGE

   PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

                                 THERMEDICS INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                    March 30,     December 30,
   (In thousands)                                        1996             1995
   ---------------------------------------------------------------------------

   Current Assets:
     Cash and cash equivalents                       $ 48,645        $ 37,370
     Short-term available-for-sale
       investments, at quoted market
       value (amortized cost of $74,363 and
       $76,682) (includes $2,322 and $2,052
       of related party investments)                   75,850          77,916
     Accounts receivable, less allowances
       of $4,493 and $3,982                            50,892          41,327
     Unbilled contract costs and fees                   1,178           1,582
     Inventories:
       Raw materials and supplies                      21,368          21,517
       Work in process and finished goods              26,926          21,162
     Prepaid income taxes and expenses                  8,701           8,645
                                                     --------        --------
                                                      233,560         209,519
                                                     --------        --------

   Property, Plant and Equipment, at Cost              32,886          30,302

     Less: Accumulated depreciation and
           amortization                                19,017          17,369
                                                     --------        --------
                                                       13,869          12,933
                                                     --------        --------
   Long-term Available-for-sale Investments,
     at Quoted Market Value (amortized cost
     of $29,515 and $39,795)                           29,325          39,953
                                                     --------        --------

   Other Assets                                         6,472           4,171
                                                     --------        --------
   Cost in Excess of Net Assets of Acquired
     Companies (Note 4)                               121,852         101,574
                                                     --------        --------

                                                     $405,078        $368,150
                                                     ========        ========

                                        2PAGE

                                 THERMEDICS INC.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                    March 30,    December 30,
   (In thousands except share amounts)                   1996            1995
   --------------------------------------------------------------------------
   Current Liabilities:
     Notes payable and current maturities
       of long-term obligations (includes $53,000
       and $38,000 due to parent company) (Note 4)   $ 66,477       $ 47,420
     Accounts payable                                  18,476         16,336
     Accrued payroll and employee benefits              7,784          8,893
     Deferred revenue                                   1,734          1,705
     Customer deposits                                  2,546          2,162
     Accrued income taxes                               5,126          2,340
     Accrued warranty costs                             3,880          3,637
     Other accrued expenses                            17,697         15,307
     Due to parent company                              6,626          1,606
                                                     --------       --------
                                                      130,346         99,406
                                                     --------       --------

   Deferred Income Taxes and Other Deferred Items       2,173          2,173
                                                     --------       --------
   Long-term Obligations:
     Subordinated convertible obligations (Note 3)     32,372         44,919
     Other                                                334            282
                                                     --------       --------
                                                       32,706         45,201
                                                     --------       --------

   Minority Interest                                   55,560         54,360
                                                     --------       --------
   Shareholders' Investment:
     Common stock, $.10 par value, 50,000,000
       shares authorized; 36,471,885 and
       33,986,050 shares issued                         3,647          3,399
     Capital in excess of par value                   133,020        120,665
     Retained earnings                                 46,940         42,187
     Treasury stock at cost, 987 and
       2,146 shares                                       (30)           (42)
     Cumulative translation adjustment                   (101)           (88)
     Net unrealized gain on available-
       for-sale investments                               817            889
                                                     --------       --------
                                                      184,293        167,010
                                                     --------       --------
                                                     $405,078       $368,150
                                                     ========       ========

   The accompanying notes are an integral part of these consolidated financial statements.
                                        3PAGE

                                 THERMEDICS INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                         Three Months Ended
                                                      -----------------------
                                                      March 30,      April 1,
   (In thousands except per share amounts)                 1996          1995
   --------------------------------------------------------------------------

   Revenues                                            $60,282       $43,858
                                                       -------       -------

   Costs and Operating Expenses:
     Cost of revenues                                   31,719        24,286
     Selling, general and administrative expenses       18,949        12,195
     Expenses for research and development               4,023         2,381
                                                       -------       -------

                                                        54,691        38,862
                                                       -------       -------

   Operating Income                                      5,591         4,996

   Interest Income                                       2,106         2,197
   Interest Expense                                     (1,278)         (938)
   Gain on Issuance of Stock by Subsidiary (Note 5)      2,516             -
   Gain on Sale of Investments                              68             -
   Other Income                                              -            14
                                                       -------       -------

   Income Before Provision for Income Taxes
     and Minority Interest                               9,003         6,269
   Provision for Income Taxes                            2,696         2,320
   Minority Interest Expense                             1,554           687
                                                       -------       -------

   Net Income                                          $ 4,753       $ 3,262
                                                       =======       =======

   Earnings per Share                                  $   .13       $   .10
                                                       =======       =======

   Weighted Average Shares                              35,597        33,306
                                                       =======       =======


   The accompanying notes are an integral part of these consolidated financial statements.




                                        4PAGE

                                 THERMEDICS INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                         Three Months Ended
                                                      -----------------------
                                                      March 30,      April 1,
   (In thousands)                                          1996          1995
   --------------------------------------------------------------------------

   Operating Activities:
     Net income                                        $  4,753     $  3,262
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                    2,489        1,365
         Provision for losses on accounts receivable        254          290
         Gain on issuance of stock by subsidiary
           (Note 5)                                      (2,516)           -
         Gain on sale of investments                        (68)           -
         Minority interest expense                        1,554          687
         Other noncash expenses                             159          418
         Decrease in deferred income taxes                    -          (45)
         Changes in current accounts, excluding
           the effects of acquisitions:
             Accounts receivable                         (5,742)      (2,445)
             Inventories and unbilled contract
               costs and fees                            (1,772)      (2,969)
             Prepaid income taxes and expenses              198          167
             Accounts payable                             1,154        3,583
             Other current liabilities                    5,214       (1,285)
         Other                                             (153)          16
                                                       --------     --------

               Net cash provided by operating
                 activities                               5,524        3,044
                                                       --------     --------

   Investing Activities:
     Acquisitions, net of cash acquired (Note 4)        (25,797)      (4,000)
     Proceeds from sale and maturities of
       available-for-sale investments                    38,914       26,275
     Purchases of property, plant and equipment          (1,682)      (1,059)
     Purchases of available-for-sale investments        (26,247)     (28,309)
     (Increase) decrease in other assets                 (2,645)          34
                                                       --------     --------

               Net cash used in investing
                 activities                            $(17,457)    $ (7,059)
                                                       --------     --------





                                        5PAGE

                                 THERMEDICS INC.

                                   (Unaudited)


                                                         Three Months Ended
                                                      -----------------------
                                                       March 30,     April 1,
   (In thousands)                                           1996         1995
   --------------------------------------------------------------------------

   Financing Activities:
     Purchases of subsidiary common stock              $   (442)    $   (179)
     Net proceeds from issuance of Company
       and subsidiary common stock (Note 5)               4,340          514
     Proceeds from issuance of note payable to
       parent company (Note 4)                           15,000            -
     Net increase in short-term borrowings                4,668            -
     Repayment and repurchase of long-term obligations     (257)        (132)
                                                       --------     --------

             Net cash provided by financing
               activities                                23,309          203
                                                       --------     --------

   Exchange Rate Effect on Cash                            (101)        (102)
                                                       --------     --------

   Increase (Decrease) in Cash and Cash Equivalents      11,275       (3,914)
   Cash and Cash Equivalents at Beginning
     of Period                                           37,370       37,043
                                                       --------     --------

   Cash and Cash Equivalents at End of Period          $ 48,645     $ 33,129
                                                       ========     ========

   Cash Paid For:
     Interest                                          $    758     $    622
     Income taxes                                      $  1,401     $    915

   Noncash Activities:
     Conversions of Company and subsidiaries'
       convertible obligations                         $ 12,290     $  1,160


   The accompanying notes are an integral part of these consolidated financial statements.



                                        6PAGE

                                 THERMEDICS INC.


                   Notes to Consolidated Financial Statements

   1.   General

        The interim consolidated financial statements presented have been prepared by Thermedics Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three-month periods ended March 30, 1996 and April 1, 1995, (b) the financial position at March 30, 1996, and (c) the cash flows for the three-month periods ended March 30, 1996 and April 1, 1995. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of December 30, 1995, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995, filed with the Securities and Exchange Commission.

   2.   Transfer of Common Stock

        In January 1996, the Company issued 1,688,161 shares of its common stock to Thermo Electron Corporation (Thermo Electron) in exchange for 315,199 shares of its Thermo Voltek Corp. (Thermo Voltek) subsidiary common stock and 529,965 shares of its Thermo Cardiosystems Inc. (Thermo Cardiosystems) subsidiary common stock. The shares of common stock were exchanged at their respective fair market values on the date of the transaction.

   3.   Redemption of Convertible Debentures

        In February 1996, the Company called for redemption on March 11, 1996, all of the outstanding principal amount of its 6 1/2% subordinated convertible debentures due 1998. During the three months ended March 30, 1996, approximately $7,780,000 of the outstanding principal amount of the debentures was converted into the Company's common stock.

   4.   Acquisitions

        In January 1996, the Company's Thermedics Detection Inc. (Thermedics Detection) subsidiary acquired the assets of Moisture Systems Corporation, based in Hopkington, Massachusetts, and certain affiliated companies (collectively, Moisture Systems), and the stock of Netherlands-based Rutter & Co. (Rutter) for a total purchase price of $22.3 million in cash, which included the repayment of $2.0 million of debt. In connection with these acquisitions, the Company borrowed $15.0 million from Thermo Electron pursuant to a promissory note due February 1997, and bearing interest at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.
                                        7PAGE

                                 THERMEDICS INC.

        These acquisitions have been accounted for using the purchase method of accounting and their results of operations have been included in the accompanying financial statements from their respective dates of acquisition. The aggregate cost of these acquisitions exceeded the estimated fair value of the acquired net assets by $16.0 million, which is being amortized over 40 years. Allocation of the purchase price for these acquisitions was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation. Pro forma data is not presented since these acquisitions were not material to the Company's results of operations and financial position.

   5.   Issuance of Stock by Subsidiary

        In March 1996, Thermedics Detection issued 300,000 shares of its common stock in a private placement for net proceeds of $3,000,000, resulting in a gain of $2,516,000. Following the private placement, the Company owned 97% of Thermedics Detection's outstanding common stock.

   6.   Subsequent Events

        Issuance of Stock by Subsidiary

        In May 1996, the Company's Thermo Sentron Inc. (Thermo Sentron) subsidiary issued 2,875,000 shares of its common stock in an initial public offering for net proceeds of approximately $42.3 million. Following the initial public offering, the Company owned 71% of Thermo Sentron's outstanding common stock.

        Transfer of Common Stock

        In April 1996, the Company issued 299,112 shares of its common stock to Thermo Electron in exchange for 107,500 shares of Thermo Voltek common stock and 90,000 shares of Thermo Cardiosystems common stock. The shares of common stock were exchanged at their respective fair market values on the date of the transaction.

   Item 2  -  Management's Discussion and Analysis of Financial Condition and
              Results of Operations
   Overview

        The Company's business can be divided into two segments: Instruments and Other Equipment, and Biomedical Products. The Instruments and Other Equipment segment includes Thermo Sentron Inc. (Thermo Sentron) which designs, develops, manufactures, and sells high-speed precision-weighing and inspection equipment for industrial production and packaging lines. The Instruments and Other Equipment segment also includes the former Orion laboratory products division (Orion) of Analytical Technology, Inc., which was acquired in December 1995. Orion is a manufacturer of electrochemistry, microweighing, process, and other instruments used to analyze the chemical compositions of foods, beverages, and pharmaceuticals, and to detect contaminants in environmental and high-purity water samples. The Instruments and Other Equipment segment, through the Company's Thermedics
                                        8PAGE

                                 THERMEDICS INC.
   Overview (continued)

   Detection Inc. (Thermedics Detection) subsidiary, also develops, manufactures, and markets high-speed detection instruments, including the Alexus (R) system, a process-detection instrument used in product quality assurance applications in the beverage industry, and the EGIS (R) system, a security instrument used to detect explosives at airports and other locations. As a result of the January 1996 acquisition of Moisture Systems Corporation and certain affiliated companies (collectively, Moisture Systems) and Rutter & Co. (Rutter) by Thermedics Detection, the Company now offers a full range of infrared moisture analyzers for the food, forest, paper, pharmaceutical, and chemical industries. Through the Company's Thermo Voltek Corp. (Thermo Voltek) subsidiary, the Instruments and Other Equipment segment also includes a line of electronic test instruments and high-voltage power conversion systems.

        As part of its Biomedical Products segment, the Company's Thermo Cardiosystems Inc. (Thermo Cardiosystems) subsidiary has developed two implantable left ventricular-assist systems (LVAS), a pneumatic, or air-driven, system and an electric version. In October 1994, the Company announced that the U.S. Food and Drug Administration (FDA) granted approval for the commercial sale in the U.S. of the air-driven LVAS for use as a bridge to heart transplant. With this approval, the air-driven system is available for sale to cardiac centers throughout the U.S. The electric version of the LVAS, which is currently being used in clinical trials in the U.S. for patients awaiting heart transplants, received the European Conformity Mark (CE Mark)in August 1995, allowing commercial sale in all European Community countries. The air-driven LVAS was granted the CE Mark in early 1994. In late 1995, the FDA approved the protocol for conducting clinical trials of the electric LVAS as an alternative to heart transplant in the U.S. In April 1996, the first implant under this clinical trial was performed using the LVAS as an alternative for nontransplant candidates. Until the Company's electric LVAS receives FDA commercial approval, sales of the electric LVAS will fluctuate depending upon the number of implants performed in ongoing studies at approved clinical sites and the number of implementation programs sold. The Company also develops, manufactures, and markets enteral nutrition-delivery systems and a line of polymers used in medical disposables and nonmedical, industrial applications, including safety glass and automotive coatings.

   Results of Operations

   First Quarter 1996 Compared With First Quarter 1995

        Total revenues in the first quarter of 1996 were $60.3 million, compared with $43.9 million in the first quarter of 1995. Instruments and Other Equipment segment revenues increased to $49.8 million in 1996 from $32.8 million in 1995 due to the inclusion of $17.1 million in revenues from acquired businesses, primarily Orion, which was acquired in December 1995, and Moisture Systems and Rutter, which were acquired in January 1996. Thermedics Detection process-detection instrument sales to the beverage industry declined to $2.9 million in 1996 from $6.4 million in 1995. This decline is primarily due to a decrease in demand from Thermedics Detection's principal customer, which has substantially completed its deployment of Alexus product quality assurance systems. The decrease in revenues was offset in part by an increase in revenues from Thermedics Detection's EGIS system to $2.9 million in the first quarter of 1996, from
                                        9PAGE

                                 THERMEDICS INC.

   $1.5 million in 1995, due primarily to an order received in 1996 from the U.S. government to provide Israel with counterterrorism support. Revenues from Thermo Voltek increased $3.3 million due to an increase of $1.7 million in revenue at its Comtest subsidiary, primarily as a result of greater overseas demand and the introduction of a new product line in 1995. Thermo Voltek revenues also increased $1.1 million due to the inclusion of revenues for the full quarter of 1996 from Kalmus Engineering Incorporated (Kalmus), which was acquired in March 1995.

        Biomedical Products segment revenues decreased slightly to $10.5 million in the first quarter of 1996 from $11.0 million in 1995 primarily due to a decline of $2.9 million in revenues from Scent Seal fragrance samplers. In June 1995, the Company entered into an agreement with a third party granting an exclusive license to all of its patents and know-how relating to the Scent Seal fragrance samplers. The Company recorded royalty income of $72,000 in the first quarter of 1996 related to this agreement. This decrease in revenues was offset in part by an increase of $2.3 million in revenues from Thermo Cardiosystems primarily due to a 49% increase in the number of air-driven and electric LVAS units shipped during the first quarter of 1996.

        The gross profit margin was 47% in the first quarter of 1996, compared with 45% in the first quarter of 1995. The gross profit margin for the Instruments and Other Equipment segment increased to 46% in 1996 from 44% in 1995 primarily due to the inclusion of higher-margin revenues at Orion, Moisture Systems, and Rutter, offset in part by a decrease in the gross profit margin due to declining sales volume of process-detection instruments to the beverage industry.

        The gross profit margin for the Biomedical Products segment increased to 55% in the first quarter 1996 from 46% in 1995, reflecting higher margins at Thermo Cardiosystems resulting from the increase in sales volume, improvements in manufacturing efficiencies and, to a lesser extent, the LVAS price increase that was phased in through the first half of 1995. In addition, the first quarter of 1995 included low-margin revenues from Scent Seal fragrance samplers.

        Selling, general and administrative expenses as a percentage of revenues increased to 31% in the first quarter of 1996 from 28% in the first quarter of 1995. The increase was primarily a result of higher expenses as a percentage of revenues due to lower sales volume of Thermedics Detection's process-detection instruments to the beverage industry in the first quarter of 1996, and higher expenses as a percentage of revenues at Orion, Moisture Systems, and Rutter. Research and development expenses as a percentage of revenues increased to 6.7% in first quarter of 1996 from 5.4% in 1995 primarily due to increased research and development expenses at Thermedics Detection.

        Interest income was $2.1 million and $2.2 million in the first quarter of 1996 and 1995, respectively. Interest expense increased to $1.3 million in 1996 from $0.9 million in 1995 as a result of additional borrowings by the Company to fund acquisitions, offset in part by a decrease in interest expense due to conversions of subordinated convertible obligations.
                                       10PAGE

                                 THERMEDICS INC.

        Gain on the issuance of stock by subsidiary of $2.5 million in the first quarter of 1996 resulted from Thermedics Detection's March 1996 private placement of 300,000 shares of Thermedics Detection common stock (Note 5).

        The effective tax rate in the first quarter of 1996 was below the statutory federal income tax rate due primarily to the nontaxable gain on the issuance of stock by subsidiary, offset in part by state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies.

        Minority interest expense increased to $1.6 million in the first quarter of 1996 from $0.7 million in the first quarter of 1995 due to higher profits at the Company's 54%-owned Thermo Cardiosystems subsidiary and, to a lesser extent, the Company's 53%-owned Thermo Voltek subsidiary.

   Liquidity and Capital Resources

        Consolidated working capital, including cash, cash equivalents, and short-term available-for-sale investments, was $103.2 million at March 30, 1996, compared with $110.1 million at December 30, 1995. Cash, cash equivalents, and short- and long-term available-for-sale investments were $153.8 million at March 30, 1996, compared with $155.2 million at December 30, 1995. Of the $153.8 million balance at March 30, 1996, $91.2 million was held by Thermo Cardiosystems, $33.7 million by Thermo Voltek, $4.9 million by Thermedics Detection, and the remainder by the Company and its wholly owned subsidiaries. During the first quarter of 1996, $5.5 million of cash was provided by operating activities and the Company expended $1.7 million on purchases of property, plant and equipment.

        In January 1996, the Company acquired the assets of Moisture Systems Corporation and certain affiliated companies, and the stock of Rutter & Co., for a total purchase price of $22.3 million in cash, which included the repayment of $2.0 million of debt. In connection with these acquisitions, the Company borrowed $15.0 million from Thermo Electron Corporation (Thermo Electron) pursuant to a promissory note due February 1997 (Note 4). Thermo Electron has indicated its intention to require the Company's indebtedness to Thermo Electron be repaid to the extent that the Company's liquidity and cash flow permit.

        In March 1996, Thermedics Detection issued shares of its common stock in a private placement for net proceeds of $3.0 million (Note 5).

        In April 1996, Thermo Sentron issued 2,875,000 shares of its common stock in an initial public offering for net proceeds of approximately $42.3 million. Thermo Sentron used part of the proceeds from the offering to repay $12.6 million in short-term borrowings from Thermo Electron and third parties.

        The Company intends, for the foreseeable future, to maintain at least 50% ownership of Thermo Cardiosystems, Thermo Voltek, and Thermo Sentron. This may require the purchase by the Company of additional shares of common stock or, if applicable, convertible debentures (which are then converted) of these companies from time to time, if the number of the companies' outstanding shares increases, whether as a result of conversion of
                                       11PAGE

                                 THERMEDICS INC.

   convertible notes or exercise of stock options issued by them, or otherwise. These or any other purchases may be made either in the open market or directly from Thermo Cardiosystems, Thermo Voltek, Thermo Sentron, or Thermo Electron, or pursuant to the conversion of all or part of Thermo Voltek's subordinated convertible notes held by the Company. In January 1996, the Company issued 1,688,161 shares of its common stock to Thermo Electron in exchange for 315,199 shares of Thermo Voltek common stock and 529,965 shares of Thermo Cardiosystems common stock. In April 1996, the Company issued 299,112 shares of its common stock to Thermo Electron in exchange for 107,500 shares of Thermo Voltek common stock and 90,000 shares of Thermo Cardiosystems common stock. The shares of common stock were exchanged at their respective fair market values on the dates of the transactions.

        During the remainder of 1996, the Company expects to make capital expenditures of approximately $5.0 million. The Company expects to continue to pursue its strategy of expanding its business both through the continued development, manufacture, and sale of new products, and through the possible acquisition of companies that will provide additional marketing or manufacturing capabilities and new products. The Company expects that it will finance these acquisitions through a combination of internal funds, additional debt or equity financing from the capital markets, or short-term borrowings from Thermo Electron. The Company believes its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.


   PART II - OTHER INFORMATION

   Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.








                                       12PAGE

                                 THERMEDICS INC.


                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 6th day of May 1996.

                                             THERMEDICS INC.



                                             Paul F. Kelleher
                                             --------------------
                                             Paul F. Kelleher
                                             Chief Accounting Officer



                                             John N. Hatsopoulos
                                             --------------------
                                             John N. Hatsopoulos
                                             Vice President and
                                             Chief Financial Officer





























                                       13PAGE

                                 THERMEDICS INC.


                                  EXHIBIT INDEX


   Exhibit
   Number      Document                                                  Page
   -------     -----------------------------------------------------     ----

     10        $15,000,000 Promissory Note dated as of February 13,
               1996 issued by the Company to Thermo Electron Corporation.

     27        Financial Data Schedule.