Form 10-Q
period 1996-06-29
THERMEDICS INC
filed 1996-08-06
CIK 721356

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549


                     ---------------------------------------


                                    FORM 10-Q

   (mark one)

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Quarter Ended June 29, 1996.

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

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                   Class                 Outstanding at July 26, 1996
         ----------------------------    ----------------------------
         Common Stock, $.10 par value              36,790,196
PAGE

   PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements


                                 THERMEDICS INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                       June 29,  December 30,
   (In thousands)                                          1996          1995
   --------------------------------------------------------------------------
   Current Assets:
     Cash and cash equivalents                        $131,356      $ 37,370
     Short-term available-for-sale
       investments, at quoted market
       value (amortized cost of $84,957 and
       $76,682) (includes $2,088 and $2,052
       of related party investments)                    85,823        77,916
     Accounts receivable, less allowances
       of $4,747 and $3,982                             51,080        41,327
     Unbilled contract costs and fees                    1,147         1,582
     Inventories:
       Raw materials and supplies                       21,651        21,517
       Work in process and finished goods               27,955        21,162
     Prepaid income taxes and expenses                   8,579         8,645
                                                      --------      --------
                                                       327,591       209,519
                                                      --------      --------

   Property, Plant and Equipment, at Cost               33,242        30,302

     Less: Accumulated depreciation and
           amortization                                 20,235        17,369
                                                      --------      --------
                                                        13,007        12,933
                                                      --------      --------
   Long-term Available-for-sale Investments,
     at Quoted Market Value (amortized cost
     of $29,293 and $39,795)                            29,013        39,953
                                                      --------      --------
   Other Assets                                          6,100         4,171
                                                      --------      --------
   Cost in Excess of Net Assets of Acquired
     Companies (Note 4)                                111,113       101,574
                                                      --------      --------
                                                      $486,824      $368,150
                                                      ========      ========


                                        2PAGE

                                 THERMEDICS INC.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                       June 29,  December 30,
   (In thousands except share amounts)                     1996          1995
   --------------------------------------------------------------------------
   Current Liabilities:
     Notes payable and current maturities
       of long-term obligations (includes $53,000
       and $38,000 due to parent company) (Note 4)     $ 59,530     $ 47,420
     Accounts payable                                    17,748       16,336
     Accrued payroll and employee benefits                8,081        8,893
     Deferred revenue                                     2,054        1,705
     Customer deposits                                    1,885        2,162
     Accrued income taxes                                 3,575        2,340
     Accrued warranty costs                               3,786        3,637
     Other accrued expenses                              16,264       15,307
     Due to parent company                                1,677        1,606
                                                       --------     --------
                                                        114,600       99,406
                                                       --------     --------
   Deferred Income Taxes and Other Deferred Items         2,173        2,173
                                                       --------     --------
   Long-term Obligations:
     Subordinated convertible
       obligations (Notes 3 and 6)                       87,742       44,919
     Other                                                  331          282
                                                       --------     --------
                                                         88,073       45,201
                                                       --------     --------
   Minority Interest                                     85,155       54,360
                                                       --------     --------
   Shareholders' Investment:
     Common stock, $.10 par value, 100,000,000
       shares authorized; 36,794,197 and
       33,986,050 shares issued                           3,679        3,399
     Capital in excess of par value                     137,093      120,665
     Retained earnings                                   56,114       42,187
     Treasury stock at cost, 5,001 and 2,146
       shares                                              (143)         (42)
     Cumulative translation adjustment                     (294)         (88)
     Net unrealized gain on available-for-sale
       investments                                          374          889
                                                       --------     --------
                                                        196,823      167,010
                                                       --------     --------
                                                       $486,824     $368,150
                                                       ========     ========

   The accompanying notes are an integral part of these consolidated financial statements.
                                        3PAGE

                                 THERMEDICS INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                          Three Months Ended
                                                         --------------------
                                                         June 29,     July 1,
   (In thousands except per share amounts)                   1996        1995
   --------------------------------------------------------------------------
   Revenues                                               $62,630    $43,268
                                                          -------    -------

   Costs and Operating Expenses:
     Cost of revenues                                      32,977     23,715
     Selling, general and administrative expenses          19,840     11,522
     Expenses for research and development                  4,441      2,849
     Nonrecurring costs (Note 7)                           12,728          -
                                                          -------    -------
                                                           69,986     38,086
                                                          -------    -------

   Operating Income (Loss)                                 (7,356)     5,182

   Interest Income                                          2,855      2,233
   Interest Expense (includes $743 to parent company
     in 1996)                                              (1,259)      (923)
   Gain on Issuance of Stock by Subsidiaries (Note 5)      17,969        455
                                                          -------    -------
   Income Before Provision for Income Taxes
     and Minority Interest                                 12,209      6,947
   Provision for Income Taxes                                 995      2,261
   Minority Interest Expense                                2,040      1,020
                                                          -------    -------
   Net Income                                             $ 9,174    $ 3,666
                                                          =======    =======
   Earnings per Share                                     $   .24    $   .11
                                                          =======    =======
   Weighted Average Shares                                 38,166     33,616
                                                          =======    =======


   The accompanying notes are an integral part of these consolidated financial statements.


                                        4PAGE

                                 THERMEDICS INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                           Six Months Ended
                                                         --------------------
                                                         June 29,     July 1,
   (In thousands except per share amounts)                   1996        1995
   --------------------------------------------------------------------------
   Revenues                                             $122,912    $ 87,126
                                                        --------    --------
   Costs and Operating Expenses:
     Cost of revenues                                     64,696      48,001
     Selling, general and administrative expenses         38,789      23,717
     Expenses for research and development                 8,464       5,230
     Nonrecurring costs (Note 7)                          12,728           -
                                                        --------    --------
                                                         124,677      76,948
                                                        --------    --------

   Operating Income (Loss)                                (1,765)     10,178

   Interest Income                                         4,961       4,430
   Interest Expense (includes $1,412 to parent company
     in 1996)                                             (2,537)     (1,861)
   Gain on Issuance of Stock by Subsidiaries (Note 5)     20,485         455
   Gain on Sale of Investments                                68           -
   Other Income                                                -          14
                                                        --------    --------
   Income Before Provision for Income Taxes
     and Minority Interest                                21,212      13,216
   Provision for Income Taxes                              3,691       4,581
   Minority Interest Expense                               3,594       1,707
                                                        --------    --------
   Net Income                                           $ 13,927    $  6,928
                                                        ========    ========
   Earnings per Share                                   $    .38    $    .21
                                                        ========    ========
   Weighted Average Shares                                36,177      33,461
                                                        ========    ========


   The accompanying notes are an integral part of these consolidated financial statements.

                                        5PAGE

                                 THERMEDICS INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                           Six Months Ended
                                                         --------------------
                                                         June 29,     July 1,
   (In thousands)                                            1996        1995
   --------------------------------------------------------------------------
   Operating Activities:
     Net income                                         $ 13,927    $  6,928
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                     5,671       2,690
         Provision for losses on accounts receivable         606         396
         Nonrecurring costs (Note 7)                      12,728           -
         Gain on issuance of stock by subsidiaries
           (Note 5)                                      (20,485)       (455)
         Gain on sale of investments                         (68)          -
         Minority interest expense                         3,594       1,707
         Other noncash expenses                              478         629
         Decrease in deferred income taxes                     -         (36)
         Changes in current accounts, excluding
           the effects of acquisitions:
             Accounts receivable                          (6,502)       (267)
             Inventories and unbilled contract
               costs and fees                             (2,881)     (6,406)
             Prepaid income taxes and expenses               (26)       (858)
             Accounts payable                                462       2,270
             Other current liabilities                    (5,857)     (1,420)
         Other                                               (27)         16
                                                        --------    --------
                 Net cash provided by operating
                   activities                              1,620       5,194
                                                        --------    --------
   Investing Activities:
     Acquisitions, net of cash acquired (Note 4)         (26,432)     (4,000)
     Acquisition of product line                          (2,621)          -
     Proceeds from sale and maturities of
       available-for-sale investments                     64,595      59,913
     Purchases of available-for-sale investments         (62,300)    (53,158)
     Purchases of property, plant and equipment           (2,846)     (2,330)
     Increase in other assets                                (64)        (22)
                                                        --------    --------
                 Net cash provided by (used in)
                   investing activities                 $(29,668)   $    403
                                                        --------    --------


                                        6PAGE

                                 THERMEDICS INC.

                                   (Unaudited)


                                                          Six Months Ended
                                                        --------------------
                                                        June 29,     July 1,
   (In thousands)                                           1996        1995
   -------------------------------------------------------------------------
   Financing Activities:
     Purchases of subsidiary common stock               $ (2,648)   $   (179)
     Net proceeds from issuance of Company
       and subsidiary common stock (Note 5)               46,793         378
     Proceeds from issuance of note payable to
       parent company (Note 4)                            15,000           -
     Net proceeds from issuance of subordinated
       convertible debentures (Note 6)                    63,250           -
     Repayment and repurchase of long-term obligations      (257)       (132)
                                                        --------    --------
                 Net cash provided by financing
                   activities                            122,138          67
                                                        --------    --------

   Exchange Rate Effect on Cash                             (104)        (21)
                                                        --------    --------
   Increase in Cash and Cash Equivalents                  93,986       5,643
   Cash and Cash Equivalents at Beginning of Period       37,370      37,043
                                                        --------    --------
   Cash and Cash Equivalents at End of Period           $131,356    $ 42,686
                                                        ========    ========
   Noncash Activities (Note 4):
     Fair value of assets of acquired companies         $ 31,546    $  5,042
     Cash paid for acquired companies                    (27,215)     (4,000)
                                                        --------    --------
       Liabilities assumed of acquired companies        $  4,331    $  1,042
                                                        ========    ========

     Conversions of Company and subsidiaries'
       subordinated convertible obligations             $ 21,920    $ 11,265


   The accompanying notes are an integral part of these consolidated financial statements.



                                        7PAGE

                                 THERMEDICS INC.

                   Notes to Consolidated Financial Statements

   1.   General

        The interim consolidated financial statements presented have been prepared by Thermedics Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 29, 1996, the results of operations for the three- and six-month periods ended
   June 29, 1996 and July 1, 1995, and the cash flows for the six-month periods ended June 29, 1996 and July 1, 1995. Interim results are not necessarily indicative of results for a full year.

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

   2.   Transfer of Common Stock

        In January 1996, the Company issued 1,688,161 shares of its common stock to Thermo Electron Corporation (Thermo Electron) in exchange for 315,199 shares of common stock of its Thermo Voltek Corp. (Thermo Voltek) subsidiary and 794,947 shares of common stock of its Thermo Cardiosystems Inc. (Thermo Cardiosystems) subsidiary.

        In April 1996, the Company issued 299,112 shares of its common stock to Thermo Electron in exchange for 107,500 shares of Thermo Voltek common stock and 135,000 shares of Thermo Cardiosystems common stock.

        The shares of common stock were exchanged at their respective fair market values on the dates of the transactions. Share information for Thermo Cardiosystems has been restated to reflect a three-for-two stock split effected in May 1996.

   3.   Redemption of Convertible Debentures

        In February 1996, the Company called for redemption on March 11, 1996, all of the outstanding principal amount of its 6 1/2% subordinated convertible debentures due 1998. During the three months ended March 30, 1996, approximately $7,780,000 of the outstanding principal amount of the debentures was converted into the Company's common stock.

                                        8PAGE

                                 THERMEDICS INC.

   4.   Acquisitions

        In January 1996, the Company's Thermedics Detection Inc. (Thermedics Detection) subsidiary acquired the assets of Moisture Systems Corporation, based in Hopkington, Massachusetts, and certain affiliated companies (collectively, Moisture Systems), and the stock of Netherlands-based Rutter & Co. (Rutter) for a total purchase price of $22.7 million in cash, which included the repayment of $2.0 million of debt. In connection with these acquisitions, the Company borrowed $15.0 million from Thermo Electron pursuant to a promissory note due February 1997, and bearing interest at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

        During the first six months of 1996, the Company made other acquisitions for approximately $8.5 million in cash, of which $1.4 million was paid in July 1996, subject to post-closing adjustments.

        These acquisitions have been accounted for using the purchase method of accounting and their results of operations have been included in the accompanying financial statements from their respective dates of acquisition. The aggregate cost of these acquisitions exceeded the estimated fair value of the acquired net assets by $22.2 million, which is being amortized over 40 years. Allocation of the purchase price for these acquisitions was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation. Pro forma data is not presented since these acquisitions were not material to the Company's results of operations and financial position.

   5.   Issuance of Stock by Subsidiaries

        In March 1996, Thermedics Detection issued 300,000 shares of its common stock in a private placement for net proceeds of $3.0 million, resulting in a gain of $2.5 million. Following the private placement, the Company owned 97% of Thermedics Detection's outstanding common stock.

        In April 1996, the Company's Thermo Sentron Inc. (Thermo Sentron) subsidiary issued 2,875,000 shares of its common stock in an initial public offering for net proceeds of approximately $42.4 million, resulting in a gain of $18.0 million. Following the initial public offering, the Company owned 71% of Thermo Sentron's outstanding common stock.

   6.   Subordinated Convertible Debentures

        In May 1996, the Company issued and sold $65 million principal amount of noninterest-bearing subordinated convertible debentures due 2003, for net proceeds of $63.3 million. The debentures are convertible into shares of the Company's common stock at a price of $32.68 per share.


                                        9PAGE

                                 THERMEDICS INC.

   7.   Nonrecurring Costs

        The primary growth focus of the Company has become technology for improved product quality and implantable left ventricular-assist systems. The Company no longer expects to reinvest in its enteral nutrition-delivery business. The Company's analysis indicates that the expected future undiscounted cash flow from this business will be insufficient to recover the Company's investment. Accordingly, the Company recorded nonrecurring expenses of $12.7 million in the second quarter of 1996 for the write-off of cost in excess of net assets of acquired company and certain other intangible assets associated with its Corpak subsidiary.


   Item 2  -  Management's Discussion and Analysis of Financial Condition and
              Results of Operations

   Overview

        The Company's business can be divided into two segments: Instruments and Other Equipment, and Biomedical Products. The Instruments and Other Equipment segment includes Thermo Sentron Inc. (Thermo Sentron), which designs, develops, manufactures, and sells high-speed precision-weighing and inspection equipment for industrial production and packaging lines. The Instruments and Other Equipment segment also includes the former Orion laboratory products division (Orion) of Analytical Technology, Inc., which was acquired in December 1995. Orion is a manufacturer of electrochemistry, microweighing, process, and other instruments used to analyze the chemical compositions of foods, beverages, and pharmaceuticals, and to detect contaminants in environmental and high-purity water samples. The Instruments and Other Equipment segment, through the Company's Thermedics Detection Inc. (Thermedics Detection) subsidiary, also develops, manufactures, and markets high-speed detection instruments, including the Alexus (R) system, a process-detection instrument used in product quality assurance applications in the beverage industry, and the EGIS (R) system, a security instrument used to detect explosives at airports and other locations. As a result of the January 1996 acquisition of Moisture Systems Corporation and certain affiliated companies (collectively, Moisture Systems) and Rutter & Co. (Rutter) by Thermedics Detection, the Company now offers a full range of infrared moisture analyzers for the food, forest, paper, pharmaceutical, and chemical industries. Through the Company's Thermo Voltek Corp. (Thermo Voltek) subsidiary, the Instruments and Other Equipment segment also includes a line of electronic test instruments and high-voltage power conversion systems.

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

                                       10PAGE

                                 THERMEDICS INC.

   Item 2  -  Management's Discussion and Analysis of Financial Condition and
              Results of Operations (continued)

   the U.S. for patients awaiting heart transplants, received the European Conformity Mark (CE Mark) in August 1995, allowing commercial sale in all European Community countries. The air-driven LVAS was granted the CE Mark in early 1994. In late 1995, the FDA approved the protocol for conducting clinical trials of the electric LVAS as an alternative to conventional medical therapy in the U.S. In April 1996, the first implant under this clinical trial was performed using the LVAS as an alternative for nontransplant candidates. Until the Company's electric LVAS receives FDA commercial approval, sales of the electric LVAS will fluctuate depending upon the number of implants performed in ongoing studies at approved clinical sites and the number of implementation programs sold. The Company also develops, manufactures, and markets enteral nutrition-delivery systems and a line of polymers used in medical disposables and for nonmedical, industrial applications, including safety glass and automotive coatings.

   Results of Operations

   Second Quarter 1996 Compared With Second Quarter 1995

        Total revenues in the second quarter of 1996 were $62.6 million, compared with $43.3 million in the second quarter of 1995. Instruments and Other Equipment segment revenues increased to $51.6 million in 1996 from $32.8 million in 1995 due to the inclusion of $16.7 million in revenues from acquired businesses, primarily Orion, which was acquired in December 1995, and Moisture Systems and Rutter, which were acquired in January 1996. Thermedics Detection sales of process-detection instruments to the beverage industry declined to $3.7 million in 1996 from $4.2 million in 1995. This decline is primarily due to a decrease in demand from Thermedics Detection's principal customer, which has substantially completed its deployment of Alexus product quality assurance systems. Revenues from Thermo Voltek increased $3.3 million due to an increase in revenues at its Comtest subsidiary from sales of electrostatic discharge test equipment and its introduction of a new product line in 1995 and, to a lesser extent, increased demand for electromagnetic compatibility test equipment at its Keytek subsidiary. The Company's Kalmus subsidiary increased shipments during the quarter, relative to prior periods, due to the implementation of manufacturing efficiencies.

        Biomedical Products segment revenues increased slightly to $11.0 million in the second quarter of 1996 from $10.5 million in the second quarter of 1995, primarily due to an increase of $1.8 million in revenues from Thermo Cardiosystems as a result of a 140% increase in the number of LVAS implementation programs sold and, to a lesser extent, a 26% increase in the number of air-driven and electric LVAS units shipped during the second quarter of 1996 for subsequent implant. This increase in revenues was offset in part by a decline of $1.3 million in revenues from Scent Seal fragrance samplers. In June 1995, the Company entered into an agreement with a third party granting an exclusive license to all of its patents and know-how relating to the Scent Seal fragrance samplers. The Company recorded royalty income of $97,000 in the second quarter of 1996 related to this agreement.

                                       11PAGE

                                 THERMEDICS INC.

        The gross profit margin was 47% in the second quarter of 1996, compared with 45% in the second quarter of 1995. The gross profit margin for the Instruments and Other Equipment segment increased to 46% in 1996 from 44% in 1995, primarily due to the inclusion of higher-margin revenues at Orion, Moisture Systems, and Rutter, offset in part by a write down of certain Thermedics Detection inventory due to planned product changes.

        The gross profit margin for the Biomedical Products segment increased to 52% in the second quarter 1996 from 50% in the second quarter of 1995, reflecting higher margins at Thermo Cardiosystems resulting from an increase in revenues from higher-margin implementation programs, an increase in sales volume and, to a lesser extent, improvements in manufacturing efficiencies. These increases were offset in part by inventory write-offs at the Company's Corpak subsidiary associated with discontinued product lines. In addition, the second quarter of 1995 included lower-margin revenues from Scent Seal fragrance samplers.

        Selling, general and administrative expenses as a percentage of revenues increased to 32% in the second quarter of 1996 from 27% in the second quarter of 1995. The increase was primarily a result of higher expenses as a percentage of revenues at the newly acquired Orion, Moisture Systems and Rutter subsidiaries and, to a lesser extent, at Thermedics Detection for costs related to a reduction in personnel and a reduction in leased space in response to the lower sales volume of process-detection instruments to the beverage industry. Research and development expenses as a percentage of revenues increased to 7.1% in the second quarter of 1996 from 6.6% in the second quarter of 1995, primarily due to increased research and development expenses at Thermedics Detection.

        The primary growth focus of the Company has become technology for improved product quality and implantable left ventricular-assist systems. The Company no longer expects to reinvest in its enteral nutrition-delivery business. The Company's analysis indicates that the expected future undiscounted cash flow from this business will be insufficient to recover the Company's investment. Accordingly, the Company recorded nonrecurring expenses of $12.7 million in the second quarter of 1996 for the write-off of cost in excess of net assets of acquired company and certain other intangible assets associated with its Corpak subsidiary.

        Interest income increased to $2.9 million in the second quarter of 1996 from $2.2 million in the second quarter of 1995, primarily due to higher invested balances following the Company's May 1996 issuance of $65 million principal amount of noninterest-bearing subordinated convertible debentures (Note 6) and Thermo Sentron's April 1996 initial public offering of common stock (Note 5). Interest expense increased to $1.3 million in 1996 from $0.9 million in 1995 as a result of additional borrowings by the Company to fund acquisitions, offset in part by a decrease in interest expense due to conversions of subordinated convertible obligations.

        Gain on issuance of stock by subsidiaries of $18.0 million in the second quarter of 1996 resulted from Thermo Sentron's April 1996 initial public offering of shares of its common stock (Note 5).

                                       12PAGE

                                 THERMEDICS INC.

        The effective tax rate in the second quarter of 1996 was below the statutory federal income tax rate primarily due to the nontaxable gain on the issuance of stock by subsidiary, offset in part by the nondeductible write-off of intangible assets at the Company's Corpak subsidiary (Note 7), as well as the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies.

        Minority interest expense increased to $2.0 million in the second quarter of 1996 from $1.0 million in the second quarter of 1995 due to higher profits at the Company's 54%-owned Thermo Cardiosystems subsidiary and 53%-owned Thermo Voltek subsidiary, and to a lesser extent, the minority interest associated with the Company's newly public Thermo Sentron subsidiary.

   First Six Months 1996 Compared With First Six Months 1995

        Total revenues in the first six months of 1996 were $122.9 million, compared with $87.1 million in the first six months of 1995. Instruments and Other Equipment segment revenues increased to $101.4 million in 1996 from $65.6 million in 1995 due to the inclusion of $32.8 million in revenues from acquired businesses, primarily Orion, which was acquired in December 1995, and Moisture Systems and Rutter, which were acquired in January 1996. Thermedics Detection process-detection instrument sales to the beverage industry declined to $6.6 million in 1996 from $10.6 million in 1995, primarily due to the reasons discussed in the results of operations for the second quarter. Revenues from Thermo Voltek increased $5.8 million due to the reasons discussed in the results of operations for the second quarter and $1.1 million due to the inclusion of revenues from its Kalmus Engineering subsidiary, which was acquired in March 1995, for the full six months.

        Biomedical Products segment revenues remained unchanged at $21.5 million in the first six months of 1996 and 1995. In the first six months of 1996, the Company experienced a decline of $4.2 million in revenues from Scent Seal fragrance samplers. In June 1995, the Company entered into an agreement with a third party granting an exclusive license to all of its patents and know-how relating to the Scent Seal fragrance samplers. The Company recorded royalty income of $169,000 in the first six months of 1996 related to this agreement. This decrease in revenues was substantially offset by an increase of $4.1 million in revenues from Thermo Cardiosystems primarily due to a 59% increase in the number of LVAS implementation programs sold and a 38% increase in the number of air-driven and electric LVAS units shipped during the first six months of 1996 for subsequent implant.

        The gross profit margin was 47% in the first six months of 1996, compared with 45% in the first six months of 1995. The gross profit margin for the Instruments and Other Equipment segment increased to 46% in 1996 from 44% in 1995, primarily due to the reasons discussed in the results of operations for the second quarter.

                                       13PAGE

                                 THERMEDICS INC.

        The gross profit margin for the Biomedical Products segment increased to 54% in the first six months of 1996 from 48% in the first six months of 1995, reflecting higher margins at Thermo Cardiosystems due to the reasons discussed in the results of operations for the second quarter. These increases were offset in part by inventory write-offs at the Company's Corpak subsidiary associated with discontinued product lines. In addition, the first six months of 1995 included lower-margin revenues from Scent Seal fragrance samplers.

        Selling, general and administrative expenses as a percentage of revenues increased to 32% in the first six months of 1996 from 27% in the first six months of 1995, primarily due to the reasons discussed in the results of operations for the second quarter. Research and development expenses as a percentage of revenues increased to 6.9% in the first six months of 1996 from 6.0% in the first six months of 1995, primarily due to increased research and development expenses at Thermedics Detection.

        As discussed in the results of operations for the second quarter, the Company recorded nonrecurring expenses of $12.7 million in 1996 for the write-off of cost in excess of net assets of acquired company and certain other intangible assets associated with its Corpak subsidiary (Note 7).

        Interest income increased to $5.0 million in the first six months of 1996 from $4.4 million in the first six months of 1995, primarily due to higher invested balances following the Company's May 1996 issuance of $65 million principal amount of noninterest-bearing subordinated convertible debentures (Note 6) and Thermo Sentron's April 1996 initial public offering of its common stock (Note 5). Interest expense increased to $2.5 million in 1996 from $1.9 million in 1995 as a result of additional borrowings by the Company to fund acquisitions, offset in part by a decrease in interest expense due to conversions of subordinated convertible obligations.

        Gain on issuance of stock by subsidiaries of $20.5 million in the first six months of 1996 resulted primarily from Thermo Sentron's April 1996 initial public offering of shares of its common stock, and to a lesser extent, Thermedics Detection's March 1996 private placement of shares of its common stock (Note 5).

        The effective tax rate in the first six months of 1996 was below the statutory federal income tax rate primarily due to the nontaxable gain on the issuance of stock by subsidiaries, offset in part by the nondeductible write-off of intangible assets at the Company's Corpak subsidiary (Note 7), as well as the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies.

        Minority interest expense increased to $3.6 million in the first six months of 1996 from $1.7 million in the first six months of 1995 due to the reasons discussed in the results of operations for the second quarter.


                                       14PAGE

                                 THERMEDICS INC.

   Liquidity and Capital Resources

        Consolidated working capital, including cash, cash equivalents, and short-term available-for-sale investments, was $213.0 million at June
   29, 1996, compared with $110.1 million at December 30, 1995. Cash, cash equivalents, and short- and long-term available-for-sale investments were $246.2 million at June 29, 1996, compared with $155.2 million at December 30, 1995. Of the $246.2 million balance at June 29, 1996, $90.8 million was held by Thermo Cardiosystems, $34.6 million by Thermo Sentron, $34.3 million by Thermo Voltek, $7.3 million by Thermedics Detection, and the remainder by the Company and its wholly owned subsidiaries. During the first six months of 1996, $1.6 million of cash was provided by operating activities. The Company used cash of $6.5 million and $2.9 million to fund increases in accounts receivable and inventories, respectively. The increases in accounts receivable and inventories resulted primarily from increased sales at Thermo Voltek and Thermo Cardiosystems. The Company also used cash of $5.9 million to reduce current liabilities resulting from the repayment of a note payable by Thermo Sentron and the payment of previously escrowed purchase price for an acquisition completed in 1995.

        In January 1996, the Company acquired the assets of Moisture Systems and the stock of Rutter, for a total purchase price of $22.7 million in cash, which included the repayment of $2.0 million of debt. In connection with these acquisitions, the Company borrowed $15.0 million from Thermo Electron Corporation (Thermo Electron) pursuant to a promissory note due February 1997 (Note 4). Thermo Electron has indicated its intention to require the Company's indebtedness to Thermo Electron be repaid to the extent that the Company's liquidity and cash flow permit. During the first six months of 1996, the Company made other acquisitions for approximately $8.5 million in cash, of which $1.4 million was paid in July 1996, subject to post-closing adjustments.

        In March 1996, Thermedics Detection issued shares of its common stock in a private placement for net proceeds of $3.0 million (Note 5).

        In April 1996, Thermo Sentron issued shares of its common stock in an initial public offering for net proceeds of approximately $42.4 million. Thermo Sentron used part of the proceeds from the offering to repay $12.6 million in short-term borrowings from Thermo Electron and third parties (Note 5).

        In May 1996, the Company issued and sold $65 million principal amount of noninterest-bearing subordinated convertible debentures due 2003, for net proceeds of $63.3 million (Note 6).

        The Company intends, for the foreseeable future, to maintain at least 50% ownership of Thermo Cardiosystems, Thermo Voltek, and Thermo Sentron. This may require the purchase by the Company of additional shares of common stock or, if applicable, convertible debentures (which are then converted) of these companies from time to time, as the number of the companies' outstanding shares increases, whether as a result of conversion of convertible notes or exercise of stock options issued by them, or otherwise. These or any other purchases may be made either in the open market or directly from Thermo Cardiosystems, Thermo Voltek, Thermo

                                       15PAGE

                                 THERMEDICS INC.

   Sentron, or Thermo Electron, or pursuant to the conversion of all or part of Thermo Voltek's subordinated convertible notes held by the Company. The Company's Board of Directors has authorized the repurchase, through June 1, 1997, of up to $10.0 million of its own securities and those of Thermo Cardiosystems, Thermo Voltek, and Thermo Sentron. Any such purchases would be funded from working capital. Through June 29, 1996, the Company had expended $2.6 million under this authorization. In January 1996, the Company issued 1,688,161 shares of its common stock to Thermo Electron in exchange for 315,199 shares of Thermo Voltek common stock and 794,947 shares of Thermo Cardiosystems common stock. In April 1996, the Company issued 299,112 shares of its common stock to Thermo Electron in exchange for 107,500 shares of Thermo Voltek common stock and 135,000 shares of Thermo Cardiosystems common stock. The shares of common stock were exchanged at their respective fair market values on the dates of the transactions. Share information for Thermo Cardiosystems has been restated to reflect a three-for-two stock split effected in May 1996.

         During the first six months of 1996, the Company expended
   $2.8 million on purchases of property, plant and equipment. During the remainder of 1996, the Company expects to make capital expenditures of approximately $3.8 million. The Company expects to continue to pursue its strategy of expanding its business both through the continued development, manufacture, and sale of new products, and through the possible acquisition of companies that will provide additional marketing or manufacturing capabilities and new products. The Company expects that it will finance these acquisitions through a combination of internal funds, additional debt or equity financing from the capital markets, or short-term borrowings from Thermo Electron. The Company believes its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.


   PART II - OTHER INFORMATION

   Item 4 - Submission of Matters to a Vote of Security Holders

        On May 20, 1996, at the Annual Meeting of Shareholders, the shareholders reelected eight incumbent directors to a one-year term expiring in 1997. The directors elected at the meeting were Peter O. Crisp, Paul F. Ferrari, Dr. George N. Hatsopoulos, John N. Hatsopoulos, Robert C. Howard, Arvin H. Smith, John W. Wood Jr., and Dr. Nicholas T. Zervas. Mr. Crisp received 30,972,505 shares voted in favor of election and 149,219 shares voted against; Mr. Ferrari received 30,972,523 shares voted in favor of election and 149,201 shares voted against; Dr. Hatsopoulos received 30,972,273 shares voted in favor of election and 149,451 shares voted against; Mr. Hatsopoulos received 30,972,223 shares in favor of election and 149,501 shares voted against; Mr. Howard received 30,972,323 shares voted in favor of election and 149,401 shares voted against; Mr. Smith received 30,972,745 shares voted in favor of election and 148,979 shares voted against; Mr. Wood received 30,973,323 shares voted in favor of election and 148,401 shares voted against; and Dr. Zervas received 30,973,173 shares voted in favor of election and 148,551 shares voted

                                       16PAGE

                                 THERMEDICS INC.

   Item 4 - Submission of Matters to a Vote of Security Holders (continued)

   against. No abstentions or broker nonvotes were recorded on the election of directors.

        The shareholders also approved a proposal to amend the Company's Articles of Organization to increase the Company's authorized common stock, $.10 par value per share, from 50 million shares to 100 million shares as follows: 29,923,564 shares voted in favor, 1,176,959 shares voted against, and 21,201 shares abstained. No broker nonvotes were recorded on the proposal.

        The shareholders also approved a proposal to extend the term of the Company's employee stock purchase plan to December 31, 2004 as follows:
   31,018,360 shares voted in favor, 68,657 shares voted against, and 34,707 shares abstained. No broker nonvotes were recorded on the proposal.


   Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.





















                                       17PAGE

                                 THERMEDICS INC.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of August 1996.

                                             THERMEDICS INC.



                                             Paul F. Kelleher
                                             ------------------------
                                             Paul F. Kelleher
                                             Chief Accounting Officer



                                             John N. Hatsopoulos
                                             ------------------------
                                             John N. Hatsopoulos
                                             Vice President and
                                             Chief Financial Officer



























                                       18PAGE

                                 THERMEDICS INC.

                                  EXHIBIT INDEX


   Exhibit
   Number      Document                                                  Page
   -------     -----------------------------------------------------     ----

      3(i)     Amended and Restated Articles of Incorporation of the
               Registrant.

      4 Fiscal Agency Agreement dated as of June 3, 1996 among Thermedics Inc., Thermo Electron Corporation and Chemical Bank, as fiscal agent.

     11        Statement re: Computation of earnings per share.

     27        Financial Data Schedule.