Form 10-Q
period 1996-09-28
THERMEDICS INC
filed 1996-11-04
CIK 721356

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549


                     ---------------------------------------


                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended September 28, 1996.

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

          Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Class                 Outstanding at October 25, 1996
          ----------------------------    -------------------------------
          Common Stock, $.10 par value              36,662,376
PAGE

   PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

                                 THERMEDICS INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                 September 28, December 30,
    (In thousands)                                        1996         1995
    -----------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                       $ 89,046     $ 37,370
      Short-term available-for-sale
        investments, at quoted market
        value (amortized cost of $67,143 and
        $76,682) (includes $1,944 and $2,052
        of related party investments)                   67,262       77,916
      Accounts receivable, less allowances
        of $4,384 and $3,982                            54,173       41,327
      Unbilled contract costs and fees                   1,126        1,582
      Inventories:
        Raw materials and supplies                      26,267       21,517
        Work in process and finished goods              23,760       21,162
      Prepaid income taxes and expenses                  8,864        8,645
                                                      --------     --------
                                                       270,498      209,519
                                                      --------     --------

    Property, Plant and Equipment, at Cost              34,877       30,302

      Less: Accumulated depreciation and
            amortization                                21,606       17,369
                                                      --------     --------
                                                        13,271       12,933
                                                      --------     --------
    Long-term Available-for-sale Investments,
      at Quoted Market Value (amortized cost
      of $29,124 and $39,795)                           29,020       39,953
                                                      --------     --------

    Other Assets                                         5,957        4,171
                                                      --------     --------

    Cost in Excess of Net Assets of Acquired
      Companies (Notes 4 and 7)                        116,101      101,574
                                                      --------     --------
                                                      $434,847     $368,150
                                                      ========     ========




                                        2PAGE

                                 THERMEDICS INC.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                 September 28,  December 30,
    (In thousands except share amounts)                   1996          1995
    ------------------------------------------------------------------------
    Current Liabilities:
      Notes payable and current maturities
        of long-term obligations (includes
        $38,000 due to parent company
        in 1995) (Notes 4 and 6)                      $  5,374      $ 47,420
      Accounts payable                                  16,526        16,336
      Accrued payroll and employee benefits              8,879         8,893
      Deferred revenue                                   1,870         1,705
      Customer deposits                                  2,087         2,162
      Accrued income taxes                               4,978         2,340
      Accrued warranty costs                             3,792         3,637
      Other accrued expenses                            14,699        15,307
      Due to parent company and affiliates               3,847         1,606
                                                      --------      --------
                                                        62,052        99,406
                                                      --------      --------
    Deferred Income Taxes and Other Deferred Items       2,123         2,173
                                                      --------      --------
    Long-term Obligations:
      Subordinated convertible
        obligations (Notes 3 and 6)                     82,247        44,919
      Other                                                296           282
                                                      --------      --------
                                                        82,543        45,201
                                                      --------      --------
    Minority Interest                                   90,576        54,360
                                                      --------      --------

    Shareholders' Investment (Note 2):
      Common stock, $.10 par value, 100,000,000
        shares authorized; 36,817,297 and
        33,986,050 shares issued                         3,682         3,399
      Capital in excess of par value                   137,058       120,665
      Retained earnings                                 61,881        42,187
      Treasury stock at cost, 173,816 and 2,146
        shares                                          (4,954)          (42)
      Cumulative translation adjustment                   (124)          (88)
      Net unrealized gain on available-for-sale
        investments                                         10           889
                                                      --------      --------
                                                       197,553       167,010
                                                      --------      --------
                                                      $434,847      $368,150
                                                      ========      ========

    The accompanying notes are an integral part of these consolidated financial statements.
                                        3PAGE

                                 THERMEDICS INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                      Three Months Ended
                                                 ---------------------------
                                                 September 28, September 30,
    (In thousands except per share amounts)               1996          1995
    ------------------------------------------------------------------------
    Revenues                                           $65,712       $41,224
                                                       -------       -------
    Costs and Operating Expenses:
      Cost of revenues                                  32,827        23,629
      Selling, general and administrative expenses      18,373        10,963
      Expenses for research and development              4,546         2,592
                                                       -------       -------
                                                        55,746        37,184
                                                       -------       -------

    Operating Income                                     9,966         4,040

    Interest Income                                      3,201         2,240
    Interest Expense (includes $730 to parent
      company in 1996)                                    (993)         (768)
    Gain on Issuance of Stock by Subsidiaries (Note 5)       -         1,838
    Gain on Sale of Investments                            685            37
                                                       -------       -------
    Income Before Provision for Income Taxes
      and Minority Interest                             12,859         7,387
    Provision for Income Taxes                           4,821         2,139
    Minority Interest Expense                            2,271         1,231
                                                       -------       -------
    Net Income                                         $ 5,767       $ 4,017
                                                       =======       =======

    Earnings per Share                                 $   .15       $   .12
                                                       =======       =======
    Weighted Average Shares                             39,072        33,770
                                                       =======       =======


    The accompanying notes are an integral part of these consolidated financial statements.





                                        4PAGE

                                 THERMEDICS INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                      Nine Months Ended
                                                 ---------------------------

                                                 September 28, September 30,
    (In thousands except per share amounts)               1996          1995
    ------------------------------------------------------------------------
    Revenues                                          $188,624      $128,350
                                                      --------      --------

    Costs and Operating Expenses:
      Cost of revenues                                  97,523        71,630
      Selling, general and administrative expenses      57,162        34,680
      Expenses for research and development             13,010         7,822
      Nonrecurring costs (Note 7)                       12,728             -
                                                      --------      --------
                                                       180,423       114,132
                                                      --------      --------

    Operating Income                                     8,201        14,218

    Interest Income                                      8,162         6,670
    Interest Expense (includes $2,142 to parent
      company in 1996)                                  (3,530)       (2,629)
    Gain on Issuance of Stock by Subsidiaries (Note 5)  20,485         2,293
    Gain on Sale of Investments                            753            37
    Other Income                                             -            14
                                                      --------      --------
    Income Before Provision for Income Taxes
      and Minority Interest                             34,071        20,603
    Provision for Income Taxes                           8,512         6,720
    Minority Interest Expense                            5,865         2,938
                                                      --------      --------
    Net Income                                        $ 19,694      $ 10,945
                                                      ========      ========

    Earnings per Share                                $    .52      $    .33
                                                      ========      ========
    Weighted Average Shares                             37,773        33,564
                                                      ========      ========


    The accompanying notes are an integral part of these consolidated financial statements.



                                        5PAGE

                                 THERMEDICS INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                      Nine Months Ended
                                                 ---------------------------
                                                 September 28, September 30,
    (In thousands)                                        1996          1995
    ------------------------------------------------------------------------
    Operating Activities:
      Net income                                      $ 19,694      $ 10,945
      Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation and amortization                  7,297         4,066
          Provision for losses on accounts receivable      883           557
          Nonrecurring costs (Note 7)                   12,728             -
          Gain on issuance of stock by subsidiaries
            (Note 5)                                   (20,485)       (2,293)
          Gain on sale of investments                     (753)          (37)
          Minority interest expense                      5,865         2,938
          Other noncash expenses                           379           839
          Decrease in deferred income taxes                (32)          (45)
          Changes in current accounts, excluding
            the effects of acquisitions:
              Accounts receivable                       (9,124)       (1,740)
              Inventories and unbilled contract
                costs and fees                          (1,612)       (9,590)
              Prepaid income taxes and expenses           (184)         (553)
              Accounts payable                            (786)        2,630
              Other current liabilities                    648        (1,338)
                                                      --------      --------
                  Net cash provided by operating
                    activities                          14,518         6,379
                                                      --------      --------

    Investing Activities:
      Acquisitions, net of cash acquired (Note 4)      (32,594)       (4,127)
      Acquisition of product line                       (4,437)            -
      Proceeds from sale and maturities of
        available-for-sale investments                  95,318        72,121
      Purchases of available-for-sale investments      (74,353)      (72,675)
      Purchases of property, plant and equipment        (4,540)       (3,339)
      Other                                                  3            (3)
                                                      --------      --------

                  Net cash used in investing
                    activities                        $(20,603)     $ (8,023)
                                                      --------      --------







                                        6PAGE

                                 THERMEDICS INC.

                                   (Unaudited)

                                                      Nine Months Ended
                                                 ---------------------------
                                                 September 28, September 30,
    (In thousands)                                        1996          1995
    ------------------------------------------------------------------------
    Financing Activities:
      Net proceeds from issuance of Company
        and subsidiary common stock (Note 5)          $ 46,923      $  1,249
      Proceeds from issuance of note payable
        to parent company (Note 4)                      15,000             -
      Repayment of notes payable to parent
        company (Notes 4 and 6)                        (53,000)            -
      Net proceeds from issuance of subordinated
        convertible debentures (Note 6)                 63,205             -
      Purchases of Company and subsidiary
        common stock                                    (9,695)         (179)
      Repayment and repurchase of long-term
        obligations                                     (2,432)         (132)
      Net decrease in short-term borrowings             (1,944)       (1,961)
                                                      --------      --------
                  Net cash provided by (used in)
                    financing activities                58,057        (1,023)
                                                      --------      --------

    Exchange Rate Effect on Cash                          (296)         (172)
                                                      --------      --------

    Increase (Decrease) in Cash and Cash Equivalents    51,676        (2,839)
    Cash and Cash Equivalents at Beginning of Period    37,370        37,043
                                                      --------      --------

    Cash and Cash Equivalents at End of Period        $ 89,046      $ 34,204
                                                      ========      ========

    Noncash Activities (Note 4):
      Fair value of assets of acquired companies      $ 39,279      $  5,228
      Cash paid for acquired companies                 (33,562)       (4,157)
                                                      --------      --------
        Liabilities assumed of acquired companies     $  5,717      $  1,071
                                                      ========      ========

      Conversions of the Company's and subsidiaries'
        subordinated convertible obligations          $ 27,415      $ 21,571


    The accompanying notes are an integral part of these consolidated financial statements.



                                        7PAGE

                                 THERMEDICS INC.

                   Notes to Consolidated Financial Statements

    1.   General

         The interim consolidated financial statements presented have been prepared by Thermedics Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 28, 1996, the results of operations for the three- and nine-month periods ended September 28, 1996 and September 30, 1995, and the cash flows for the nine-month periods ended September 28, 1996 and September 30, 1995. Interim results are not necessarily indicative of results for a full year.

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

    2.   Transfer of Common Stock

         In January 1996, the Company issued 1,688,161 shares of its common stock to Thermo Electron Corporation (Thermo Electron) in exchange for 472,799 shares of common stock of the Company's Thermo Voltek Corp. (Thermo Voltek) subsidiary and 794,947 shares of common stock of the Company's Thermo Cardiosystems Inc. (Thermo Cardiosystems) subsidiary.

         In April 1996, the Company issued 299,112 shares of its common stock to Thermo Electron in exchange for 161,250 shares of Thermo Voltek common stock and 135,000 shares of Thermo Cardiosystems common stock.

         The shares of common stock were exchanged at their respective fair market values on the dates of the transactions. Share information for Thermo Cardiosystems and Thermo Voltek has been restated to reflect three-for-two stock splits effected in the form of 50% stock dividends, distributed in May 1996 and August 1996, respectively.

    3.   Redemption of Convertible Debentures

         In February 1996, the Company called for redemption on March 11, 1996, all of the outstanding principal amount of its 6 1/2% subordinated convertible debentures due 1998. During the three months ended March 30, 1996, approximately $7,780,000 of the outstanding principal amount of the debentures was converted into shares of the Company's common stock.

    4.   Acquisitions

         In January 1996, the Company's Thermedics Detection Inc.
    (Thermedics Detection) subsidiary acquired the assets of Moisture Systems

                                        8PAGE

                                 THERMEDICS INC.

    Corporation, based in Hopkinton, Massachusetts, and certain affiliated companies (collectively, Moisture Systems), and the stock of Netherlands-based Rutter & Co. (Rutter) for a total purchase price of $22.8 million in cash, which included the repayment of $1.8 million of debt. Moisture Systems and Rutter design, manufacture, and sell instruments that use infrared X-ray imaging techniques to measure moisture in the manufacturing process for the food, forest, paper, pharmaceutical, and chemical industries. In connection with these acquisitions, the Company borrowed $15.0 million from Thermo Electron pursuant to a promissory note due February 1997, and bearing interest at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter. In September 1996, the Company repaid the promissory note with proceeds from the sale of subordinated convertible debentures (Note 6).

         During the first nine months of 1996, the Company made other acquisitions for approximately $10.8 million in cash.

         These acquisitions have been accounted for using the purchase method of accounting and their results of operations have been included in the accompanying financial statements from their respective dates of acquisition. The aggregate cost of these acquisitions exceeded the estimated fair value of the acquired net assets by $27.7 million, which is being amortized over 40 years. Allocation of the purchase price for these acquisitions was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation. Pro forma data is not presented since these acquisitions were not material to the Company's results of operations and financial position.

    5.   Issuance of Stock by Subsidiaries

         In March 1996, Thermedics Detection issued 300,000 shares of its common stock in a private placement at $10.00 per share, for net proceeds of $3.0 million, resulting in a gain of $2.5 million. Following the private placement, the Company owned 97% of Thermedics Detection's outstanding common stock.

         In April 1996, the Company's Thermo Sentron Inc. (Thermo Sentron) subsidiary issued 2,875,000 shares of its common stock in an initial public offering at $16.00 per share, for net proceeds of approximately $42.3 million, resulting in a gain of $18.0 million. Following the initial public offering, the Company owned 71% of Thermo Sentron's outstanding common stock.

    6.   Subordinated Convertible Debentures

         In May 1996, the Company issued and sold $65 million principal amount of noninterest-bearing subordinated convertible debentures due 2003, for net proceeds of $63.2 million. The debentures are convertible into shares of the Company's common stock at a price of $32.68 per share. In September 1996, the Company repaid its $15.0 million and $38.0 million promissory notes to Thermo Electron with proceeds from the offering.

                                        9PAGE

                                 THERMEDICS INC.

    7.   Nonrecurring Costs

         The primary growth focus of the Company has become technology for improved product quality and implantable left ventricular-assist systems. The Company no longer expects to reinvest in its enteral nutrition-delivery business. The Company's analysis indicates that the expected future undiscounted cash flow from this business will be insufficient to recover the Company's investment. Accordingly, in the second quarter of 1996, the Company recorded nonrecurring expenses of $12.7 million for the write-off of cost in excess of net assets of acquired company and certain other intangible assets associated with its Corpak subsidiary.


    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. These statements involve a number of risks and uncertainties, including those detailed in Item 5 of this Quarterly Report on Form 10-Q.

    Overview

         The Company's business can be divided into two segments:
    Instruments and Other Equipment, and Biomedical Products. The Instruments and Other Equipment segment includes Thermo Sentron Inc. (Thermo Sentron), which designs, develops, manufactures, and sells high-speed precision-weighing and inspection equipment for industrial production and packaging lines. The Instruments and Other Equipment segment also includes the former Orion laboratory products division (Orion) of Analytical Technology, Inc., which was acquired in December 1995. Orion is a manufacturer of electrochemistry, microweighing, process, and other instruments used to analyze the chemical compositions of foods, beverages, and pharmaceuticals and to detect contaminants in environmental and high-purity water samples. The Instruments and Other Equipment segment, through the Company's Thermedics Detection Inc. (Thermedics Detection) subsidiary, also develops, manufactures, and markets high-speed detection instruments, including the Alexus (R) system, a process-detection instrument used in product quality assurance applications in the beverage industry, and the EGIS (R) system, a security instrument used to detect explosives at airports and other locations. As a result of the January 1996 acquisition of Moisture Systems Corporation and certain affiliated companies (collectively, Moisture Systems) and Rutter & Co. (Rutter) by Thermedics Detection, the Company now offers a full range of infrared moisture analyzers for the food, forest, paper, pharmaceutical, and chemical industries. Through the Company's Thermo Voltek Corp. (Thermo Voltek) subsidiary, the Instruments and Other Equipment segment also includes a line of electronic-test instruments and high-voltage power conversion systems.


                                       10PAGE

                                 THERMEDICS INC.

         As part of its Biomedical Products segment, the Company's Thermo Cardiosystems Inc. (Thermo Cardiosystems) subsidiary has developed two versions of its implantable left ventricular-assist system (LVAS), a pneumatic, or air-driven, system and an electric unit. In October 1994, the Company announced that the U.S. Food and Drug Administration (FDA) granted approval for the commercial sale in the U.S. of the air-driven LVAS for use as a bridge to heart transplant. With this approval, the air-driven system is available for sale to cardiac centers throughout the U.S. The electric version of the LVAS, which is currently being used in clinical trials in the U.S. for patients awaiting heart transplants, received the European Conformity Mark (CE Mark) in August 1995, allowing commercial sale in all European Community countries. The air-driven LVAS was granted the CE Mark in early 1994. In late 1995, the FDA approved the protocol for conducting clinical trials of the electric LVAS as an alternative to conventional medical therapy in the U.S. In April 1996, the first implant under this clinical trial was performed using the LVAS as an alternative for nontransplant candidates. Until the Company's electric LVAS receives FDA commercial approval, sales of the electric LVAS will fluctuate depending upon the number of implants performed in ongoing studies at approved clinical sites and the number of implementation programs sold. The Company also develops, manufactures, and markets enteral nutrition-delivery systems and a line of polymers used in medical disposables and for nonmedical, industrial applications, including safety glass and automotive coatings.

    Results of Operations

    Third Quarter 1996 Compared With Third Quarter 1995

         Total revenues in the third quarter of 1996 were $65.7 million, compared with $41.2 million in the third quarter of 1995. Instruments and Other Equipment segment revenues increased to $54.4 million in 1996 from $32.9 million in 1995, primarily due to the inclusion of $17.8 million in revenues from acquired businesses, principally Orion, which was acquired in December 1995, and Moisture Systems and Rutter, which were acquired in January 1996. Thermedics Detection sales of process-detection instruments to the beverage industry increased slightly to $4.1 million in 1996 from $3.9 million in 1995. Revenues from Thermo Voltek increased $3.4 million due to the inclusion of $1.5 million in revenues from an acquired business and an increase in revenues at its Comtest subsidiary from sales of electrostatic-discharge test equipment and its introduction of a new product line in 1995. In addition, Thermo Voltek experienced increased demand for electromagnetic compatibility test equipment at its Keytek subsidiary and increased shipments during the quarter at its Kalmus subsidiary.

         Biomedical Products segment revenues increased to $11.3 million in the third quarter of 1996 from $8.3 million in the third quarter of 1995, primarily due to an increase in revenues of $2.5 million in 1996 from Thermo Cardiosystems as a result of a 108% increase in the number of air-driven and electric LVAS units shipped for subsequent implant and, to a lesser extent, an 11% increase in the number of LVAS implementation programs sold during the third quarter of 1996.

                                       11PAGE

                                 THERMEDICS INC.

         The gross profit margin was 50% in the third quarter of 1996, compared with 43% in the third quarter of 1995. The gross profit margin for the Instruments and Other Equipment segment increased to 48% in 1996 from 40% in 1995, primarily due to the inclusion of higher-margin revenues at Orion, Moisture Systems, and Rutter.

         The gross profit margin for the Biomedical Products segment increased to 58% in the third quarter 1996 from 52% in the third quarter of 1995, primarily due to an increase in sales volume at Thermo Cardiosystems.

         Selling, general and administrative expenses as a percentage of revenues increased to 28% in the third quarter of 1996 from 27% in the third quarter of 1995, primarily due to a result of higher expenses as a percentage of revenues at the newly acquired Orion, Moisture Systems, and Rutter subsidiaries and, to a lesser extent, Thermo Sentron's increased selling and marketing expenses for newly introduced products. Research and development expenses as a percentage of revenues increased to 6.9% in the third quarter of 1996 from 6.3% in the third quarter of 1995, primarily due to increased research and development expenses at Thermedics Detection.

         Thermo Cardiosystems has signed a letter of intent to acquire a company principally engaged in research and development for a purchase price of $5.0 million. Should Thermo Cardiosystems complete the acquisition, it expects that a substantial portion of the purchase price would represent acquired technology under development and, accordingly, would be recorded as an expense in the period in which the acquisition occurs.

         Interest income increased to $3.2 million in the third quarter of 1996 from $2.2 million in the third quarter of 1995, primarily due to higher invested balances following the Company's May 1996 issuance of noninterest-bearing subordinated convertible debentures (Note 6) and Thermo Sentron's April 1996 initial public offering of common stock (Note 5). Interest expense increased to $1.0 million in 1996 from $0.8 million in 1995 as a result of additional borrowings by the Company to fund acquisitions, offset in part by a decrease in interest expense due to conversions of subordinated convertible obligations.

         The effective tax rate in the third quarter of 1996 exceeded the federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies. The effective tax rate in the third quarter of 1995 was below the statutory federal income tax rate primarily due to the nontaxable gain on the issuance of stock by subsidiary.

         Minority interest expense increased to $2.3 million in the third quarter of 1996 from $1.2 million in the third quarter of 1995 due to higher profits at the Company's 54%-owned Thermo Cardiosystems subsidiary and 52%-owned Thermo Voltek subsidiary and, to a lesser extent, the minority interest associated with the Company's newly public 71%-owned Thermo Sentron subsidiary.

                                       12PAGE

                                 THERMEDICS INC.

    First Nine Months 1996 Compared With First Nine Months 1995

         Total revenues in the first nine months of 1996 were $188.6 million, compared with $128.4 million in the first nine months of 1995. Instruments and Other Equipment segment revenues increased to $155.9 million in 1996 from $98.5 million in 1995, primarily due to the inclusion of $50.6 million in revenues from acquired businesses, principally Orion, which was acquired in December 1995, and Moisture Systems and Rutter, which were acquired in January 1996. Thermedics Detection process-detection instrument sales to the beverage industry declined to $10.7 million in 1996 from $14.6 million in 1995, primarily due to a decrease in demand from Thermedics Detection's principal customer, which has substantially completed its deployment of Alexus product quality assurance systems. Revenues from Thermo Voltek increased $10.0 million due to the reasons discussed in the results of operations for the third quarter and $1.1 million due to the inclusion of revenues from its Kalmus division, which was acquired in March 1995, for the full nine months.

         Biomedical Products segment revenues increased to $32.8 million in the first nine months of 1996 from $29.8 million in the first nine months of 1995. Revenues from Thermo Cardiosystems increased $6.7 million, primarily due to a 56% increase in the number of air-driven and electric LVAS units shipped for subsequent implant and a 38% increase in the number of LVAS implementation programs sold during the first nine months of 1996. This increase was offset in part by a decline of $4.3 million in revenues from Scent Seal fragrance samplers. In June 1995, the Company entered into an agreement with a third party granting an exclusive license to all of its patents and know-how relating to the Scent Seal fragrance samplers. The Company recorded royalty income of $308,000 in the first nine months of 1996 related to this agreement.

         The gross profit margin was 48% in the first nine months of 1996, compared with 44% in the first nine months of 1995. The gross profit margin for the Instruments and Other Equipment segment increased to 47% in 1996 from 43% in 1995, primarily due to the inclusion of higher-margin revenues at Orion, Moisture Systems, and Rutter.

         The gross profit margin for the Biomedical Products segment increased to 55% in the first nine months of 1996 from 49% in the first nine months of 1995, primarily due to an increase in revenues at Thermo Cardiosystems from higher-margin implementation programs, an increase in sales volume and, to a lesser extent, improvements in manufacturing efficiencies. These increases were offset in part by inventory write-offs at the Company's Corpak subsidiary associated with discontinued product lines. In addition, the first nine months of 1995 included lower-margin revenues from Scent Seal fragrance samplers.

         Selling, general and administrative expenses as a percentage of revenues increased to 30% in the first nine months of 1996 from 27% in the first nine months of 1995, primarily due to higher expenses as a percentage of revenues at the newly acquired Orion, Moisture Systems, and Rutter subsidiaries and, to a lesser extent, at Thermedics Detection. Thermedics Detection incurred costs related to a reduction in personnel


                                       13PAGE

                                 THERMEDICS INC.

    and a reduction in leased space in response to the lower sales volume of process-detection instruments to the beverage industry. Research and development expenses as a percentage of revenues increased to 6.9% in the first nine months of 1996 from 6.1% in the first nine months of 1995, primarily due to increased research and development expenses at Thermedics Detection.

         The primary growth focus of the Company has become technology for improved product quality and implantable left ventricular-assist systems. The Company no longer expects to reinvest in its enteral nutrition-delivery business. The Company's analysis indicates that the expected future undiscounted cash flow from this business will be insufficient to recover the Company's investment. Accordingly, in the second quarter of 1996, the Company recorded nonrecurring expenses of $12.7 million for the write-off of cost in excess of net assets of acquired company and certain other intangible assets associated with its Corpak subsidiary.

         Interest income increased to $8.2 million in the first nine months of 1996 from $6.7 million in the first nine months of 1995. Interest expense increased to $3.5 million in 1996 from $2.6 million in 1995. These increases are primarily due to the reasons discussed in the results of operations for the third quarter.

         Gain on issuance of stock by subsidiaries of $20.5 million in the first nine months of 1996 resulted primarily from Thermo Sentron's April 1996 initial public offering of shares of its common stock and, to a lesser extent, Thermedics Detection's March 1996 private placement of shares of its common stock (Note 5).

         The effective tax rate in the first nine months of 1996 was below the statutory federal income tax rate primarily due to the nontaxable gain on the issuance of stock by subsidiaries, offset in part by the nondeductible write-off of intangible assets at the Company's Corpak subsidiary (Note 7), as well as the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies. The effective tax rate in the first nine months of 1995 was below the statutory federal income tax rate primarily due to nontaxable gains on the issuance of stock by subsidiary.

         Minority interest expense increased to $5.9 million in the first nine months of 1996 from $2.9 million in the first nine months of 1995 due to the reasons discussed in the results of operations for the third quarter.



                                       14PAGE

                                 THERMEDICS INC.

    Liquidity and Capital Resources

         Consolidated working capital was $208.4 million at September
    28, 1996, compared with $110.1 million at December 30, 1995. Cash, cash equivalents, and short- and long-term available-for-sale investments were $185.3 million at September 28, 1996, compared with $155.2 million at December 30, 1995. Of the $185.3 million balance at September 28, 1996, $91.0 million was held by Thermo Cardiosystems, $33.2 million by Thermo Sentron, $28.4 million by Thermo Voltek, $8.1 million by Thermedics Detection, and the remainder by the Company and its wholly owned subsidiaries.

         During the first nine months of 1996, $14.5 million of cash was provided by operating activities. The Company used cash of $9.1 million to fund an increase in accounts receivable primarily due to increased sales at Thermo Voltek and Thermo Cardiosystems.

         In January 1996, the Company acquired the assets of Moisture
    Systems and the stock of Rutter, for a total purchase price of $22.8 million in cash, which included the repayment of $1.8 million of debt. In connection with these acquisitions, the Company borrowed $15.0 million from Thermo Electron Corporation (Thermo Electron) pursuant to a promissory note due February 1997 (Note 4). In September 1996, the Company repaid the promissory note with proceeds from the sale of subordinated convertible debentures (Note 6). During the first nine months of 1996, the Company made other acquisitions for approximately $10.8 million in cash.

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

         In May 1996, the Company issued and sold $65 million principal amount of noninterest-bearing subordinated convertible debentures due 2003, for net proceeds of $63.2 million (Note 6). In September 1996, the Company repaid its $15.0 million and $38.0 million promissory notes to Thermo Electron with proceeds from the offering.

         The Company intends, for the foreseeable future, to maintain at least 50% ownership of Thermo Cardiosystems, Thermo Voltek, and Thermo Sentron. This may require the purchase by the Company of additional shares of common stock or, if applicable, convertible debentures (which are then converted) of these companies from time to time, as the number of the companies' outstanding shares increases, whether as a result of conversion of convertible notes or exercise of stock options issued by them, or otherwise. These or any other purchases may be made either in


                                       15PAGE

                                 THERMEDICS INC.

    the open market or directly from Thermo Cardiosystems, Thermo Voltek, Thermo Sentron, or Thermo Electron, or pursuant to the conversion of all or part of Thermo Voltek's subordinated convertible notes held by the Company. The Company's and Thermo Cardiosystem's Boards of Directors each authorized the repurchase, through June 1, 1997 and August 12, 1997, respectively, of up to $10.0 million of their own securities. The Company's authorization also includes the repurchase of securities of Thermo Cardiosystems, Thermo Voltek, and Thermo Sentron. Any such purchases would be funded from working capital. Through September 28, 1996, the Company had expended $9.7 million under its authorization. As of September 28, 1996, Thermo Cardiosystems had not expended any funds under its authorization.

         In January 1996, the Company issued 1,688,161 shares of its common stock to Thermo Electron in exchange for 472,799 shares of Thermo Voltek common stock and 794,947 shares of Thermo Cardiosystems common stock. In April 1996, the Company issued 299,112 shares of its common stock to Thermo Electron in exchange for 161,250 shares of Thermo Voltek common stock and 135,000 shares of Thermo Cardiosystems common stock. The shares of common stock were exchanged at their respective fair market values on the dates of the transactions. Share information for Thermo Cardiosystems and Thermo Voltek has been restated to reflect three-for-two stock splits in the form of 50% stock dividends, distributed in May 1996 and August 1996, respectively.

          During the first nine months of 1996, the Company expended
    $4.5 million on purchases of property, plant and equipment. During the remainder of 1996, the Company expects to make capital expenditures of approximately $1.5 million. The Company expects to continue to pursue its strategy of expanding its business both through the continued development, manufacture, and sale of new products, and through the possible acquisition of companies that will provide additional marketing or manufacturing capabilities and new products. The Company expects that it will finance these acquisitions through a combination of internal funds, additional debt or equity financing from the capital markets, or short-term borrowings from Thermo Electron. The Company believes its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.


    PART II - OTHER INFORMATION

    Item 5 - Other Information

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause its actual results in 1996 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

                                       16PAGE

                                 THERMEDICS INC.

         Risks Associated With Acquisition Strategy. The Company's strategy includes the acquisition of businesses and technologies that complement or augment its existing product lines. Promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the need for regulatory approval, including antitrust approvals. There can be no assurance that the Company will be able to complete future acquisitions or that it will be able to successfully integrate any acquired business. In order to finance such acquisitions, it may be necessary for the Company to raise additional funds through public or private financings. Any equity or debt financing, if available at all, may be on terms which are not favorable to the Company and, in the case of equity financing, may result in dilution to the Company's stockholders.

         Risks Associated with Spin-Out of Subsidiaries. The Company has adopted a strategy of spinning out certain of its businesses into separate subsidiaries and having these subsidiaries sell a minority interest to outside investors. As a result of the sale of stock by subsidiaries, the issuance of stock by subsidiaries upon conversion of convertible debentures and similar transactions, the Company records gains that represent the increase in the Company's net investment in the subsidiaries. These gains have represented a substantial portion of the net income reported by the Company in certain periods. The size and timing of these transactions are dependent on market and other conditions that are beyond the Company's control. Accordingly, there can be no assurance that the Company will be able to generate gains from such transactions in the future.

         In addition, in October 1995, the Financial Accounting Standards Board (FASB) issued an exposure draft of a Proposed Statement of Financial Accounting Standards, "Consolidated Financial Statements:
    Policy and Procedures" (the "Proposed Statement"). The Proposed Statement would establish new rules for how consolidated financial statements should be prepared. If the Proposed Statement is adopted, there could be significant changes in the way the Company records certain transactions of its controlled subsidiaries. Among those changes, any sale of the stock of a subsidiary that does not result in a loss of control would be accounted for as a transaction in equity of the consolidated entity with no gain or loss being recorded. The FASB expects to issue a final statement or a revised exposure draft in the first quarter of calendar 1997.

         International Operations. Sales outside the United States has accounted for a significant percentage of the Company's total revenues. The Company intends to continue to expand its presence in international markets. International sales are subject to a number of risks, including the following: agreements may be difficult to enforce and receivables difficult to collect through a foreign country's legal system; foreign customers may have longer payment cycles; foreign countries may impose additional withholding taxes or otherwise tax the Company's foreign income, impose tariffs or adopt other restrictions on foreign trade; fluctuations in exchange rates may affect product demand and adversely

                                       17PAGE

                                 THERMEDICS INC.

    affect the profitability in U.S. dollars of products and services provided by the Company in foreign markets where payment for the Company's products and services is made in the local currency; U.S. export licenses may be difficult to obtain; and the protection of intellectual property in foreign countries may be more difficult to enforce. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business and results of operations.

         Technological Change and Competition. The market for many of the Company's products is characterized by changing technology, evolving industry standards and new product introductions. The Company's future success will depend in part upon its ability to enhance its existing products and to develop and introduce new products and technologies to meet changing customer requirements. The Company is currently devoting significant resources toward the enhancement of its existing products and the development of new products and technologies. There can be no assurance that the Company will successfully complete the enhancement and development of these products in a timely fashion or that these products will compete successfully with those of the Company's competitors. Certain of the Company's competitors have greater resources, manufacturing and marketing capabilities, technical staff, and production facilities than those of the Company. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than can the Company. Competition could increase if new companies enter the market or if existing competitors expand their product lines.

         Intellectual Property Rights. The Company relies upon trade secret protection and patents to protect its proprietary rights. There can be no assurance that patents will issue from any pending or future patent applications owned by or licensed to the Company or that the claims allowed under any issued patents will be sufficiently broad to protect the Company's technology and, in the absence of patent protection, the Company may be vulnerable to competitors who attempt to copy the Company's products or gain access to its trade secrets and know-how. Proceedings initiated by the Company to protect its proprietary rights could result in substantial costs to the Company. There can be no assurance that competitors of the Company will not initiate litigation to challenge the validity of the Company's patents, or that they will not use their resources to design comparable products that do not infringe the Company's patents. There may also be pending or issued patents held by parties not affiliated with the Company that relate to the Company's products or technologies. The Company may need to acquire licenses to, or contest the validity of, any such patents. There can be no assurance that any license required under any such patent would be made available on acceptable terms or that the Company would prevail in any such contest. The Company could incur substantial costs in defending itself in suits brought against it or in suits in which the Company may assert its patent rights against others. If the outcome of any such litigation is unfavorable to the Company, the Company's business and results of

                                       18PAGE

                                 THERMEDICS INC.

    operations could be materially adversely affected. In addition, the Company relies on trade secrets and proprietary know-how which it seeks to protect, in part, by confidentiality agreements with its collaborators, employees and consultants. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently developed by competitors.

         Uncertainty of Regulatory Approval for Biomedical Devices. The Thermo Cardiosystems' LVAS are subject to approval by the FDA before they may be sold for profit in the United States. Thermo Cardiosystems is also subject to regulatory requirements in foreign countries in which Thermo Cardiosystems markets its devices. The process of obtaining regulatory approvals is lengthy, expensive, and inherently uncertain. Even after FDA approval has been obtained, such approval can be suspended or revoked if the FDA does not continue to be satisfied with the safety and efficacy of a product. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspensions of approvals, recalls of products, operating restrictions, and criminal prosecutions.

         In October 1994, Thermo Cardiosystems received FDA approval for the commercial sale of its pneumatic LVAS. In April 1994, Thermo Cardiosystems received the CE Mark for commercial sale of the pneumatic LVAS in all European Union countries. Thermo Cardiosystems has developed the HeartPak(TM), a lightweight, portable console that can be carried over the shoulder and which can be used as an alternative to the larger external console approved for use with the pneumatic LVAS. The HeartPak received the CE mark in February 1995 and the HeartPak is currently in Phase I clinical trials in the U.S. Thermo Cardiosystems' electric LVAS is currently in use in clinical trials in the U.S. These trials are testing the safety and efficacy of the device as both a bridge to transplant and as an alternative to transplant. The electric LVAS received the CE Mark in August 1995.

         No assurance can be given that Thermo Cardiosystems will file a supplement to its pre-market approval (PMA) application with the FDA with respect to the electric LVAS on a timely basis, or at all, or that the PMA supplement, if filed, will ultimately be approved by the FDA. In addition, any design changes to Thermo Cardiosystems' LVAS, including use of the portable console for the pneumatic LVAS, must be approved pursuant to a supplement to an approved PMA application. Failure of Thermo Cardiosystems to obtain FDA approval for the commercial sale of the electric LVAS, either as a bridge to transplant or as an alternative to transplant, would have a material adverse effect on Thermo Cardiosystems' long-term growth prospects. In addition, failure of Thermo Cardiosystems to obtain approval for the HeartPak portable console would require patients supported by the pneumatic LVAS to remain hospitalized. This could materially decrease the market for the pneumatic LVAS.

         Uncertainty of Patient Reimbursement. The cost of implanting a cardiac support system is substantial. Without the financial support of the government or third party insurers, the market for Thermo

                                       19PAGE

                                 THERMEDICS INC.

    Cardiosystems' devices will be limited. Medicare and Medicaid limit the reimbursement that U.S. hospitals receive for treating certain medical conditions by setting maximum fees that can be charged to their patients. Under these systems, hospitals are paid a fixed amount for treating each patient with a particular diagnosis. Private insurers also have initiated reimbursement systems designed to slow the escalation of health care costs. In addition, the federal government is considering, and certain state governments are considering or have adopted, new health care policies intended to curb rising health care costs. Such policies include rationing of government-funded reimbursement for health care services and imposing price controls upon providers of medical products and services. These policies could have the effect of limiting the availability of reimbursement for procedures, such as the implantation of an LVAS, that involve prolonged treatment of critically ill patients.

         In November 1995, the U.S. Health Care Finance Administration (HCFA) issued a decision that extends Medicare coverage to Thermo Cardiosystems' HeartMate pneumatic LVAS. Several major nongovernment insurers, including Blue Cross/Blue Shield of Connecticut, Aetna Life & Casualty Company, and the health maintenance organization (HMO) U.S. Healthcare, have already agreed to offer coverage for the pneumatic LVAS. Even though reimbursement has been established by HCFA and by certain nongovernment insurers, the amount of available reimbursement may change, and reimbursement may be denied by an insurer under certain circumstances, including if it is determined that a procedure was not the most cost-effective treatment method, was experimental, or was used for an unapproved indication. No assurance can be given that additional third-party reimbursement for the pneumatic LVAS will be granted within a reasonable period of time, or at all. The unavailability of third-party reimbursement for procedures involving Thermo Cardiosystems' systems would have a material adverse effect on the Thermo Cardiosystems' business.

         Uncertainty of Opinion Leader Acceptance and Support for LVAS. A limited number of cardiac surgeons and cardiologists influences medical device selection and purchase decisions for a large portion of the target patient population. Thermo Cardiosystems will achieve its business objectives only if its LVAS are recommended for use by such opinion leaders. Thermo Cardiosystems has developed working relationships with a number of leading medical centers, and its existing and proposed LVAS have been well received by opinion leaders in cardiac surgery and cardiology. Moreover, since the inception of its work on cardiac support systems in 1966, Thermo Cardiosystems has relied upon surgical teams at medical institutions to perform clinical trials that are necessary to obtain FDA approvals. A continuing working relationship with those and other institutions will be important to the success of Thermo Cardiosystems. No assurance can be given that existing relationships and arrangements can be maintained or that new relationships will be established. Furthermore, economic, psychological, ethical, and other concerns may limit acceptance of heart assist devices in general, and there can be no assurance that markets of sufficient size will develop for Thermo Cardiosystems' LVAS.

                                       20PAGE

                                 THERMEDICS INC.

         Availability of Components and Raw Materials Used in LVAS. Thermo Cardiosystems relies on a number of custom-designed components and materials supplied by other companies to manufacture its LVAS, most of which are available from a large number of suppliers. These suppliers, in turn, rely on one or two basis raw materials. In 1992, two major manufacturers decided to phase out or eliminate their supply of raw materials for implantable medical devices, which affected the availability of several components and materials Thermo Cardiosystems uses in its products. Thermo Cardiosystems has developed and received FDA approval for the use of several alternative materials, and is in the process of qualifying certain other alternative materials or developing alternative sources for the materials no longer supplied by these manufacturers. While Thermo Cardiosystems believes that it has adequate supplies of materials and components to meet demand for its products for the foreseeable future, no assurance can be given that Thermo Cardiosystems will not experience in the future shortages of certain materials or components that could delay shipments of its products. The cost to Thermo Cardiosystems to evaluate and test alternative materials and components and the time necessary to obtain FDA approval for these materials are inherently difficult to determine because both time and cost are dependent on at least two factors: the similarity of the alternative material or component to the original material or component, and the amount of third-party testing that may have already been completed on alternative materials or components. There can be no assurance that the substitution of alternative materials or components would not cause delays in Thermo Cardiosystems' LVAS development programs or adversely affect Thermo Cardiosystems' ability to manufacture and ship LVAS to meet demand.

         Limited Manufacturing and Marketing Experience of Thermo Cardiosystems. Prior to FDA approval of commercial sale of the pneumatic LVAS, Thermo Cardiosystems was engaged only in the research and development of its LVAS. Since that time, Thermo Cardiosystems has been building its manufacturing, marketing and sales capabilities. While Thermo Cardiosystems has not experienced difficulties in manufacturing its LVAS at volumes, cost, and quality levels, sufficient to satisfy the increased demand resulting from commercial approval, no assurance can be given that Thermo Cardiosystems will not encounter difficulties as sales volumes increase or new products or components are approved for commercial sale. Thermo Cardiosystems does not have experience in the large-scale commercialization of medical devices. While Thermo Cardiosystems has added sales and marketing staff and is expanding its distribution capabilities worldwide, no assurance can be given that Thermo Cardiosystems will be able to market and sell its products successfully in high volumes.

         Product Liability. Thermo Cardiosystems faces an inherent business risk of exposure to product liability claims relating to the use of its products. Although Thermo Cardiosystems currently maintains product liability insurance against this risk, there can be no assurance that it will continue to be able to obtain such coverage at economically feasible rates, if at all, or that such coverage will be adequate in terms and

                                       21PAGE

                                 THERMEDICS INC.

    scope to completely protect Thermo Cardiosystems in the event of a successful product liability claim.

         Effect of Government Regulations and Approvals on Market for Thermo Sentron's Products. The market for certain of Thermo Sentron's products, both in the United States and abroad, is subject to or influenced by various domestic and foreign clean air and consumer protection laws. Thermo Sentron designs, develops, and markets its products to meet customer needs created by existing and anticipated regulations, and any changes in these regulations may adversely affect consumer demand for Thermo Sentron's products. In addition, the marketing of certain of Thermo Sentron's products is dependent upon the receipt of regulatory and other approvals, including industry association approvals of the design, construction and accuracy of Thermo Sentron's products. Delays in obtaining, or the failure to obtain, any such approvals could have a material adverse effect on Thermo Sentron's business and results of operations.

         Effect of Electrical Standards on Demand for Thermo Voltek's Products. Demand for Thermo Voltek's EMC testing products and services is driven to a large extent by mandatory government standards and voluntary industry standards relating to electromagnetic compatibility. In particular, demand for Thermo Voltek's products results from efforts by manufacturers to comply with IEC 801, an EC directive that became effective on January 1, 1996. Although many manufacturers have not yet complied with IEC 801, as the number of non-complying manufacturers is reduced over time, demand for Thermo Voltek's products could be adversely affected. In addition, if new EMC standards requiring new testing capabilities are enacted less frequently or if EMC standards become less strict, demand for Thermo Voltek's products could be adversely affected.

         Dependence of Thermedics Detection on a Single Customer. The Company's sales of process- detection instruments for the beverage industry declined from approximately $38.0 million in 1994 to approximately $16.2 million in 1995. This decline was due to a decrease in demand from the Company's principal customer, which has substantially completed its deployment of Alexus quality assurance systems. In 1995 and 1994, 54% and 85%, respectively, of sales of these products were made to this customer. The Company continues to provide new Alexus systems, upgrades and support services to the installed base, has expanded its customer base, and developed new applications for its process-detection technology in the food and beverage market. However, no assurance can be given that the Company will be able to broaden the market for these products.

         Dependence of U.S. Explosives-Detection Market on FAA Regulations and Airline Industry. The Company has sold a majority of its EGIS explosives detection instruments for use in airports located outside of the United States. Subsequent to the crash of TWA Flight 800, the Company sold its first EGIS systems for use at U.S. airports. Although the U.S. Federal Aviation Administration (FAA) has provided significant funding to the Company in connection with the development of its explosives-

                                       22PAGE

                                 THERMEDICS INC.

    detection technology, the FAA has not endorsed any particular product or technology for use in the detection of explosives. The development of the U.S. market for explosives-detection products is dependent upon the identification of parties responsible for methods of purchase of and sources of funding for explosives-detection equipment. While recent public and governmental attention to explosives detection technology may result in increased demand for security products, there can be no assurance that the U.S. government will recommend or require airports or airlines to install devices utilizing the technology of the kind used in the EGIS system or that airlines operating in the U.S. will voluntarily increase explosives-detection capability or choose the Company's products in enhancing airport security.


    Item 6 - Exhibits

         See Exhibit Index on the page immediately preceding exhibits.



















                                       23PAGE

                                 THERMEDICS INC.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 4th day of November 1996.

                                              THERMEDICS INC.



                                              Paul F. Kelleher
                                              --------------------
                                              Paul F. Kelleher
                                              Chief Accounting Officer



                                              John N. Hatsopoulos
                                              --------------------
                                              John N. Hatsopoulos
                                              Vice President and
                                              Chief Financial Officer

























                                       24PAGE

                                 THERMEDICS INC.

                                  EXHIBIT INDEX


    Exhibit
    Number      Document                                                Page
    -------     -------------------------------------------------       ----

      10        Stock Holding Assistance Plan and Form of
                Promissory Note.

      11        Statement re: Computation of earnings per share.

      27        Financial Data Schedule.