Form 10-K
period 1996-12-28
THERMEDICS INC
filed 1997-03-17
CIK 721356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                   ------------------------------------------
                                    FORM 10-K
   (mark one)
   [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the fiscal year ended December 28, 1996

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

   The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 24, 1997, was approximately $295,395,000.

   As of January 24, 1997, the Registrant had 36,677,656 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's 1996 Annual Report to Shareholders for the year ended December 28, 1996, are incorporated by reference into Parts I and II.

   Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 2, 1997, are incorporated by reference into Part III.
PAGE

                                     PART I

    Item 1. Business

    (a)  General Development of Business

        The businesses of Thermedics Inc. (the Company or the Registrant) are divided into two segments: Instruments and Other Equipment, and Biomedical Products. The Company's Instruments and Other Equipment segment includes Thermo Sentron Inc. (Thermo Sentron), which designs, develops, manufactures, and sells high-speed precision-weighing and inspection equipment for industrial production and packaging lines. On January 2, 1996, the Company transferred to Thermo Sentron the assets, liabilities, and business of Ramsey Technology, Inc., acquired in March 1994, for 7,000,000 shares of Thermo Sentron common stock. In April 1996, Thermo Sentron completed the sale of shares of common stock in its initial public offering for net proceeds of approximately $42.3 million. Also part of the Instruments and Other Equipment segment is the Company's Orion laboratory products division (Orion), acquired in December 1995. Orion is a manufacturer of electrode-based chemical measurement and other instruments used to analyze the composition of foods, beverages, pharmaceuticals, and other products and detect contaminants in high-purity water. Through the Company's Thermedics Detection Inc. (Thermedics Detection) subsidiary, the Instruments and Other Equipment segment also develops, manufactures, and markets high-speed, on-line detection instruments used in a variety of industrial process applications, explosives detection, and laboratory analysis. In January 1996, Thermedics Detection acquired the assets and certain liabilities of Moisture Systems Corporation and certain affiliated companies (collectively, Moisture Systems) and the stock of Rutter & Co. B.V. (Rutter) for a total of $21.7 million in cash, which included the repayment of $0.7 million of debt. Moisture Systems and Rutter design, manufacture, and sell instruments that use near-infrared spectroscopy to measure moisture and other product components. In March and November 1996, Thermedics Detection issued shares of its common stock in private placements for net proceeds of $7.0 million. In February 1997, a registration statement, under the Securities Act of 1933, covering shares of common stock to be sold in Thermedics Detection's initial public offering was declared effective by the Securities and Exchange Commission. The Instruments and Other Equipment segment, through the Company's Thermo Voltek Corp. (Thermo Voltek) subsidiary, also manufactures a line of electromagnetic compatibility testing instruments, high-voltage power conversion systems, and programmable power amplifiers.

        As part of its Biomedical Products segment, the Company's Thermo Cardiosystems Inc. (Thermo Cardiosystems) subsidiary has developed two implantable left ventricular-assist systems (LVAS): a pneumatic, or air-driven, system and an electric version. The Company also develops, manufactures, and markets enteral nutrition-delivery systems and a line of medical-grade polymers used in medical disposables and nonmedical, industrial applications, including safety glass and automotive coatings.

                                        2PAGE

        The Company was incorporated in 1983 under the laws of Massachusetts as a wholly owned subsidiary of Thermo Electron Corporation (Thermo Electron). Prior to that time, the business of the Company was conducted by the R & D/New Business Center of Thermo Electron. As of December 28, 1996, Thermo Electron owned 20,293,310 shares of the Company's common stock, representing 55% of such stock outstanding. Thermo Electron is a world leader in environmental monitoring and analysis instruments, biomedical products such as heart-assist devices and mammography systems, papermaking and recycling equipment, biomass electric power generation, and other specialized products and technologies. Thermo Electron also provides a range of services related to environmental quality.

        Thermo Electron intends, for the foreseeable future, to maintain at least 50% ownership of the Company. This may require Thermo Electron to purchase additional shares of the Company's common stock (or debentures convertible into common stock) from time to time, as the number of the Company's outstanding shares increases. These or any other purchases may be made either in the open market or directly from the Company. See Notes 4 and 7 to Consolidated Financial Statements in the Company's 1996* Annual Report to Shareholders for a description of the Company's outstanding stock options and convertible debentures. In January and April 1996, the Company issued an aggregate of 1,987,273 shares of its common stock to Thermo Electron in exchange for 634,049 shares of Thermo Voltek common stock and 929,947 shares of Thermo Cardiosystems common stock. The shares of common stock were exchanged at their respective fair market values on the dates of the transactions. Share information for Thermo Cardiosystems and Thermo Voltek has been restated to reflect three-for-two stock splits effected in the form of 50% stock dividends, distributed in May 1996 and August 1996, respectively. During 1996, Thermo Electron purchased 995,800 shares of the Company's common stock in the open market for $19,489,000. Additionally, during 1996, Thermo Electron purchased in the open market 51,700 shares and 250,000 shares of the common stock of Thermo Voltek and Thermo Sentron, respectively, for $569,000 and $4,006,000, respectively.

        As of December 28, 1996, the Company owned 54%, 51%, 71%, and 94% of the outstanding common stock of Thermo Cardiosystems, Thermo Voltek, Thermo Sentron, and Thermedics Detection, respectively. The Company intends, for the foreseeable future, to maintain at least 50% ownership of these subsidiaries. This may require the Company to purchase additional shares of these companies' common stock or, if applicable, convertible debentures (which are then converted) from time to time, if the number of these companies' outstanding shares increase as a result of conversion of convertible obligations, the exercise of stock options issued, or otherwise. These or any other purchases by the Company may be made either in the open market or directly from Thermo Cardiosystems, Thermo Voltek, Thermo Sentron, Thermedics Detection, or Thermo Electron, or pursuant to the conversion of all or part of the convertible notes issued by Thermo Voltek to the Company. During 1996, the Company purchased in the open market 40,000 shares and 291,450 shares of the



    * References to 1996, 1995, and 1994 herein are for the fiscal years ended December 28, 1996, December 30, 1995, and December 31, 1994, respectively.
                                        3PAGE
    common stock of Thermo Cardiosystems and Thermo Voltek, respectively, for $1,219,000 and $4,169,000, respectively.

    Forward-looking Statements

        Forward-looking statements, within the meaning of Section 21E of the Securities and Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words, "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Forward-looking Statements" in the Registrant's 1996 Annual Report to Shareholders incorporated herein by reference.

    (b) Information About Industry Segments

        Financial information concerning the Company's industry segments is summarized in Note 14 to Consolidated Financial Statements in the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.

    (c) Description of Business

    Instruments and Other Equipment

        Precision-weighing and Inspection Equipment. Thermo Sentron serves two principal markets: packaged goods and bulk materials. Thermo Sentron's products for the packaged-goods market include a wide range of checkweighing equipment and metal detectors that can be integrated at various stages in production lines for process control and quality assurance. These products are sold primarily to customers in the food-processing, pharmaceutical, mail-order, and other industries. Products in Thermo Sentron's bulk-material line include conveyor belts, scales, solids level-measurement and conveyor-monitoring devices, and sampling systems. These products are sold primarily to customers in the mining and material-processing industries, as well as electric utilities, chemical, and other manufacturing companies.

        During 1996, 1995, and 1994, the Company derived revenues of $70.0 million, $67.5 million, and $50.1 million, respectively, from its precision-weighing and inspection equipment.

        Laboratory Products. To expand its product quality assurance offerings, the Company acquired Orion in December 1995. Orion's laboratory pH/ion-selective products identify chemical substances found in various types of solutions, including foods, pharmaceuticals, soils, and water. Pure water monitors, also marketed under the Orion name, use ion-selective technology to monitor parameters required for the control of high-purity water systems in power generation and other industrial applications. Other products include Cahn microweighing and moisture

                                        4PAGE
    balances and Lear/Fischer filtration/moisture analysis products, all marketed under the Orion brand name. Orion also markets consumable products for its earlier instruments line.

        During 1996, the Company derived revenues from laboratory products of approximately $50.9 million.

        Process Detection Instruments. Thermedics Detection's Alexus system, a high-speed product quality assurance system, based on the Company's vapor-detection technology, is currently used in bottling lines in the beverage industry. In 1996, the Company began selling its high-speed X-ray imaging system, marketed under the brand name InScan(TM), to detect liquid fill-levels and other parameters for the beverage industry. In 1996, the Company also introduced a high-speed gas chromatography instrument, marketed under the brand name Flash-GC(TM), to provide ultra-high-speed, laboratory-quality analysis for near on-line process-control applications.

        Thermedics Detection's Moisture Systems and Rutter divisions manufacture and sell instruments that use near-infrared spectroscopy to measure moisture and other product components, including fat, protein, oil, flavorings, solvents, adhesives, and coatings in the manufacturing process for the food, pharmaceutical, chemical, wood, pulp, paper, textile, and other industries.

        During 1996, 1995, and 1994, the Company derived revenues from its process detection instrument business of approximately $34.0 million, $18.5 million, and $38.0 million, respectively.

        Explosives-detection Instruments. Also through Thermedics Detection, the Company has developed a line of explosives-detection equipment that uses trace-particle and vapor-detection techniques. EGIS is a highly sensitive trace-detection instrument used for screening people, baggage, packages, freight, and electronic equipment, such as personal computers, for the presence of a wide range of explosives, including the plastic explosives that have proven difficult to detect using conventional methods. EGIS detects ultratrace quantities of certain explosives and indicates the concentration and type of explosive detected. EGIS is used in 21 countries and operational in 42 international airports. It is also used in government buildings, embassies, and other locations where there is a high degree of concern for security. The EGIS system has assisted in identifying explosives used in terrorist bombings, including those in Oklahoma City and at the World Trade Center in New York, as well as in Israel, Buenos Aires, and the United Kingdom. Most recently, the Bureau of Alcohol, Tobacco, and Firearms and the Federal Bureau of Investigation used EGIS systems in their attempt to identify the cause of the crash of TWA Flight 800. Thermedics Detection has also developed Rampart(TM), a lower-cost product designed for use in conjunction with trace explosives detectors such as EGIS, and SecurScan(TM), an automated system that can detect traces of explosives on people.

        Electromagnetic Compatibility Testing Instruments. Through its Thermo Voltek subsidiary, the Company designs, develops, manufactures, and markets electromagnetic compatibility (EMC) testing instruments. Through the KeyTek Instrument (KeyTek) division of Thermo Voltek, the Company

                                        5PAGE
    manufactures instruments that simulate pulsed electromagnetic interference (pulsed EMI). Pulsed EMI, caused by natural and man-made phenomena such as lightning, static electricity, and electrical power disturbances, can damage or disrupt the operation of any product that uses digital circuits. Consequently, manufacturers of electronic systems and integrated circuits must engineer their products for immunity to pulsed EMI. The Company's products are used by these customers primarily for product development, design verification, and quality assurance, enabling them to meet higher levels of product performance, reliability, and safety, and to meet increasingly stringent regulatory requirements, including a European Union (EU) directive that took effect on January 1, 1996.

        Thermo Voltek's Kalmus division manufactures radio frequency (RF) power amplifiers. RF power amplifiers are used to test products for immunity to conducted and radiated RF interference, another form of electromagnetic interference, and are purchased by many of the same customers that purchase Thermo Voltek's pulsed EMI testing products.

        Through Thermo Voltek's Comtest subsidiary, the Company provides EMC-consulting and systems-integration services, acts as distributor of a broad range of EMC-testing products, and manufactures specialized power supplies for use in telecommunications equipment.

        In July 1996, Thermo Voltek acquired Pacific Power Source Corporation, a manufacturer of programmable power amplifiers that can be incorporated into EMC test equipment to assess how well electronics tolerate normal variations in the quality and quantity of AC voltage. These amplifiers are also used in other kinds of test equipment and in application-specific power supplies.

        During 1996, 1995, and 1994, the Company derived revenues of $44.1 million, $31.6 million, and $19.0 million, respectively, from electromagnetic compatibility testing instruments.

        High-voltage Systems. Through Thermo Voltek's Universal Voltronics division, the Company designs, manufactures, and markets high-voltage power conversion systems, modulators, and related high-voltage equipment for industrial, medical, and security processes, as well as for defense and scientific research applications. These systems transform utility-supplied AC power into the DC voltages and currents required by the user and allow precise control over the performance level desired for each application.

    Biomedical Products

        Left Ventricular-assist Systems. The Company, through its Thermo Cardiosystems subsidiary, has developed two versions of its implantable left ventricular-assist system (LVAS): a pneumatic, or air-driven, system that can be controlled by an external console and an electric system that features an internal electric motor powered by an external battery pack worn by the patient. These devices are designed to perform substantially all or part of the pumping function of the left ventricle of the natural heart for patients suffering from cardiovascular disease. Both of the

                                        6PAGE

    Company's systems employ the Company's HeartMate(R) blood pump and are designed for long-term use.

        Air-driven LVAS. In October 1994, the air-driven LVAS system was approved by the FDA for commercial sale in the U.S. for use as a bridge to transplant for patients awaiting heart transplantation. This approval allows the Company to sell the air-driven LVAS to any of the nearly 900 cardiac surgery centers in the U.S. In April 1994, the Company received the European Conformity Mark (CE Mark), which allows commercial sale of the air-driven LVAS in all European Community countries. Clinical trials also are under way in the U.S. for the HeartPak portable driver for the air-driven HeartMate device.

        Electric LVAS. The Company has also developed an electric LVAS that uses the HeartMate blood pump driven by an internal electric motor mounted in the blood-pump housing. The system is connected to an external battery pack by wires that exit the body, allowing the patient complete mobility. The electric LVAS may not be sold commercially in the U.S. until it receives approval from the FDA. Clinical trials for the electric LVAS as a bridge to transplant are nearing completion and, in December 1995, the FDA approved the protocol for conducting clinical trials of the electric LVAS as an alternative to medical therapy. The trial is expected to compare the results of approved patients using the device to a similar number using drug therapy. In August 1995, the electric LVAS was awarded the CE Mark, allowing commercial sale of this system in all European Community countries. In Europe, the electric system is used as a bridge to transplant and is also implanted as an alternative to heart transplant.

        During 1996, 1995, and 1994, the Company derived revenues of $30.0 million, $20.6 million, and $10.5 million, respectively, from LVAS.

        In December 1996, Thermo Cardiosystems acquired substantially all of the assets, subject to certain liabilities, of Nimbus Medical, Inc. (Nimbus), a research and development organization, for $5.0 million in cash. Nimbus has been involved in artificial heart technology for more than 20 years and has carried out research in two primary fields: ventricular-assist devices and total artificial hearts. Nimbus was instrumental in developing the basic technology for high-speed rotary blood pumps. Because of their smaller size, rotary blood pumps may potentially be used to provide cardiac support in smaller adults and in children.

        Medical-grade Polymers and Enteral Nutrition-delivery Systems. The Company's research relating principally to the development of its LVAS has resulted in the development of proprietary medical-grade plastics marketed under the names Tecoflex(R) and Tecothane(R). Tecoflex and Tecothane are thermoplastic polyurethanes used in medical disposables and industrial products. The Company sells Tecoflex and Tecothane in bulk form for fabrication by the customer, and the Company also extrudes precision tubing to customer specifications.

        In 1993, the Company introduced Scent Seal fragrance samplers, which were developed from the Company's polymer technology. Scent Seal fragrance samplers are used to hermetically seal a fragrance rendition in

                                        7PAGE
    perfume advertisements for magazines, and are an alternative to commonly used fragrance strips. In June 1995, Thermedics entered into an agreement granting Arcade, Inc., the leading manufacturer of scent-sampling products, an exclusive, worldwide license to manufacture and distribute the Company's fragrance samplers under Thermedics' patents and know-how. Under the license agreement, Arcade pays royalties to Thermedics on licensed fragrance samplers sold by Arcade, and Thermedics continues to provide the polymer gels needed to produce the fragrance samplers.

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

    Raw Materials

        Certain raw materials used in the manufacture of the Company's LVAS are available from only one or two suppliers. The Company is making efforts to minimize the risks associated with sole sources and ensure long-term availability, including qualifying certain alternative materials and components or developing alternative sources for the materials and components supplied by a single source. Although the Company believes that it has adequate supplies of materials and components to meet demand for the LVAS for the foreseeable future, no assurance can be given that the Company will not experience shortages of certain materials or components in the future that could delay shipments of the LVAS.

        The cost to the Company to evaluate and test alternative materials and components and the time necessary to obtain FDA approval for these materials and components are inherently difficult to determine because both time and cost are dependent on at least two factors: the similarity of the alternative material or component to the original material or component, and the amount of third-party testing that may have already been completed on alternative materials or components. There can be no assurance that the substitution of alternative materials or components will not cause delays in the Company's LVAS development program or adversely affect the Company's ability to manufacture and ship LVAS to meet demand.

    Proprietary Rights

        The Company considers its intellectual property important in the operation and growth of its business, and its policy is to protect this property through patents, license and confidentiality agreements, trademarks, and trade secret protection. The Company applies for and maintains patents in the U.S. and in foreign countries, particularly in the areas of biomedical materials, medical products, and analytical instruments. Although some of these patent rights may provide the Company with a competitive advantage, the Company primarily relies on its know-how and trade secrets. In addition, there can be no assurance that

                                        8PAGE
    third parties will not assert claims against the Company that the Company infringes the intellectual property rights of such parties. The Company could incur substantial costs and diversion of management resources with respect to the defense of any such claims, which could have a material adverse effect on the Company's business, financial condition, and results of operations. Furthermore, parties making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief, which could effectively block the Company's ability to make, use, sell, distribute, or market its products and services in the U.S. or abroad. In the event that a claim relating to intellectual property is asserted against the Company, the Company may seek licenses to such intellectual property. There can be no assurance, however, that such licenses could be obtained on commercially reasonable terms, if at all. The failure to obtain the necessary licenses or other rights could preclude the sale, manufacture, or distribution of the Company's products and, therefore, could have a material adverse effect on the Company's business, financial condition, and results of operations. Thermo Cardiosystems has received correspondence from a third party alleging that the textured surface of the LVAS housing infringes certain patent rights of such third party. The third party has offered Thermo Cardiosystems a license, which Thermo Cardiosystems has elected not to accept. Although Thermo Cardiosystems believes that it has meritorious defenses to the claims of the third party, due to the inherent uncertainty of litigation, no assurance can be made that Thermo Cardiosystems would be successful if any litigation were to begin.

        The Company also has certain licenses to the technology resulting from its customer-sponsored development of the Alexus system. The Company's patents and agreements have varying lives ranging from one year to approximately twenty years, and the Company does not believe that the expiration or termination of any one of these patents or agreements would materially affect the Company's business.

    Dependency on a Single Customer

        No customer represented 10% or more of the Company's total revenues in 1996 and 1995. In 1994, the Company derived 21% of its total revenues from The Coca-Cola Company and its affiliates. The Company derived 5% of its total revenues in 1994 from Scent Seal Inc., which represented 23% of the Biomedical Products segment revenues.

    Backlog

        The Company's backlog of firm orders at year-end 1996 and 1995 was as follows:

    (In thousands)                                            1996      1995
    ------------------------------------------------------------------------
    Instruments and Other Equipment                        $39,000  $31,800
    Biomedical Products                                      2,600    2,200
                                                           -------  -------
                                                           $41,600  $34,000
                                                           =======  =======

                                        9PAGE

        The Company anticipates that substantially all of the backlog at the end of 1996 will be shipped or completed during 1997.

    Competition

      Instruments and Other Equipment

        Precision-weighing and Inspection Equipment. The Company's Thermo Sentron subsidiary competes with several international and regional companies in the markets for its products. Thermo Sentron's competitors in the packaged-goods market differ from those in the bulk-materials market. The principal competitive factors in both markets are customer service and support, quality, reliability, and price.

        Laboratory Products. The Company's Orion division competes with several international companies. The Company competes on the basis of performance, service, technology, and price.

        Process Detection Instruments. The Company's process detection instruments compete with systems manufactured by numerous companies. The Company believes that these companies are generally focused on particular niches in the process detection systems market, only in some of which does the Company compete. Competition in the markets for all of the Company's detection products is based primarily on performance, service, and price.

        Explosives-detection Instruments. In the explosives-detection market, the Company competes with a small number of companies, including other markets of chemical trace-detection instruments, and, to a lesser degree, makers of enhanced X-ray detectors. Competition in this market is based primarily on performance, including speed, accuracy, and the range of explosives that can be detected; ease of use; service; and price. The Company's principal competitor in the trace detection market is Barringer Technologies Inc., a Canadian firm that has placed several trace detectors in airport applications. To date, no other manufacturers have placed trace detection systems in airports, but the Company expects that the Federal Aviation Administration (FAA) will purchase trace systems from Barringer and such other manufacturers as part of the initial deployment of explosives-detection systems in the U.S. The Company believes that the companies, if any, whose devices are ultimately required by the FAA will have a substantial competitive advantage in the United States.

        Electromagnetic Compatibility Testing Instruments. There are numerous companies worldwide that independently manufacture and market pulsed EMI test equipment for electronic products and several more that independently manufacture and market component-reliability test equipment. The Company competes in this market primarily on the basis of performance, technical expertise, reputation, and price. In the market for RF power amplifiers, competition is based primarily on the basis of technical expertise, reputation, and price.

        High-voltage Systems. In the market for high-voltage power supply systems of the general type manufactured and marketed by Thermo Voltek, the Company competes for both contract and commercial sales primarily on

                                       10PAGE
    the basis of technical expertise, product performance, reputation, and price. Substantially all of the Company's contract and commercial revenues are subject to intense competitive bidding. Some of the Company's competitors have substantially greater financial resources than those of the Company.

      Biomedical Products

        Left Ventricular-assist Systems. The Company is aware of one other company that has submitted a PMA application with the FDA for an implantable LVAS. The Company is unaware whether this PMA application has been accepted for filing by the FDA. Also, the Company is aware of one other company that has received approval by the FDA Advisory Panel on Circulatory System Devices and subsequent commercial approval for its cardiac-assist device. This is a device positioned on the outside of the patient's chest and intended for short-term use in the hospital environment. In addition, the Company is aware that a total artificial heart is currently undergoing clinical trials. The requirement of obtaining FDA approval for commercial sale of an LVAS is a significant barrier to entry into the U.S. market for these devices. There can be no assurance, however, that FDA regulations will not change in the future, reducing the time and testing required for others to obtain FDA approval for commercial sale. In addition, other research groups and companies, some of which have significantly greater resources than those of the Company, are developing cardiac systems using alternative technologies or concepts, one or more of which might prove functionally equivalent to or more suitable than the Company's systems. Among products that have been approved for commercial sale, the Company competes primarily on the basis of performance, service capability, and price. Competition in the market for medical devices is also significantly affected by the reimbursement policies of government and private insurers. Any product for which reimbursement is not available from third-party payors will be at a significant competitive disadvantage.

        Medical-grade Polymers and Enteral Nutrition-delivery Systems. In the market for medical-grade polymers and enteral nutrition-delivery systems, the Company competes primarily with large pharmaceutical, medical-device, and chemical companies, many of which have substantially greater financial, technical, and human resources than those of the Company. Competition within these markets is intense, and is based primarily on price, efficacy, and technological advances.

    Research and Development

        During 1996, 1995, and 1994, the Company expended $17,704,000, $11,087,000, and $10,445,000, respectively, on internally sponsored research and development programs, and $1,410,000, $3,125,000, and $1,702,000, respectively, on research and development programs sponsored by others. As of December 28, 1996, 167 professional employees were engaged full-time in research and development activities.

    Environmental Protection Regulations

        The Company believes that compliance by the Company with federal, state, and local environmental protection regulations will not have a

                                       11PAGE
    material adverse effect on its capital expenditures, earnings, or competitive position.

    Number of Employees

        As of December 28, 1996, the Company's Instruments and Other Equipment and Biomedical Products segments employed 1,259 and 305 people, respectively.

    (d) Financial Information about Exports by Domestic Operations and about Foreign Operations

        Financial information about exports by domestic operations and about foreign operations is summarized in Note 14 to Consolidated Financial Statements in the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.

    (e) Executive Officers of the Registrant

                                  Present Title (Year First Became Executive
    Name                    Age   Officer)
    --------------------    ---   ------------------------------------------
    John W. Wood Jr.        53    President and Chief Executive
                                    Officer (1984)
    Victor L. Poirier       55    Senior Vice President (1983)
    John T. Keiser          61    Senior Vice President (1994)
    John N. Hatsopoulos*    62    Vice President and Chief Financial
                                    Officer (1983)
    David H. Fine           54    Vice President (1993)
    Jeffrey J. Langan       51    Vice President (1996)
    Paul F. Kelleher        54    Chief Accounting Officer (1985)

    * John N. Hatsopoulos and George N. Hatsopoulos, a director of the Company, are brothers.

        Each executive officer serves until his successor is chosen or appointed and qualified, or until earlier resignation, death, or removal. All executive officers, except Mr. Langan, have held comparable positions for at least five years, either with the Company or with its parent company, Thermo Electron. Mr. Keiser was appointed senior vice president of the Company in 1994, at the same time he was named president of Thermo Biomedical, a newly created subsidiary of Thermo Electron. From 1985 until 1994, Mr. Keiser was president of the Eberline Instrument division of Thermo Instrument Systems Inc., a majority-owned public subsidiary of Thermo Electron. Mr. Langan was appointed vice president of the Company in September 1996, and has been president of Thermedics Detection since April 1996 and chief executive officer of Thermedics Detection since December 1996. Prior to joining the Company, Mr. Langan held a number of positions at the Hewlett-Packard Co., including general manager of the Healthcare Information Management Division and Clinical Systems Business Division. Messrs. Wood and Fine are full-time employees of the Company. Messrs. Hatsopoulos and Kelleher are full-time employees of Thermo Electron, and Mr. Poirier is a full-time employee of Thermo Cardiosystems, but they devote such time to the affairs of the Company as the Company's needs reasonably require.

                                       12PAGE

    Item 2. Properties

        The location and general character of the Company's properties by industry segment as of December 28, 1996, are as follows:

    Instruments and Other Equipment

        The Company owns approximately 45,000, 9,500, and 14,300 square feet of office, engineering, laboratory, and production space in New York, Canada, and Scotland, respectively, and leases approximately 601,000 square feet of office, engineering, laboratory, and production space principally in Minnesota, Massachusetts, California, Washington, Florida, Puerto Rico, Mexico, Italy, The Netherlands, Australia, Germany, Spain, South Africa, and the United Kingdom, under leases expiring from 1997 through 2001.

    Biomedical Products

        The Company leases approximately 165,000 square feet of office, engineering, laboratory, and production space in Illinois and Massachusetts under leases expiring in 1997 through 2013.

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


                                     PART II

    Item 5. Market for Registrant's Common Equity and Related Stockholder
            Matters

        Information concerning the market and market price for the Registrant's Common Stock, $.10 par value, and dividend policy are included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.

                                       13PAGE

    Item 6. Selected Financial Data

        Information concerning the Registrant's selected financial data is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.


    Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.


    Item 8. Financial Statements and Supplementary Data

        The Registrant's Consolidated Financial Statements as of December 28, 1996, are included in the Registrant's 1996 Annual Report to Shareholders and are incorporated herein by reference.


    Item 9. Changes in and Disagreements with Public Accountants on Accounting and Financial Disclosure

        Not applicable.

                                    PART III


    Item 10. Directors and Executive Officers of the Registrant

        The information concerning directors required under this item is incorporated herein by reference from the material contained under the caption "Election of Directors" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year. The information concerning delinquent filers pursuant to
    Item 405 of Regulation S-K is incorporated herein by reference from the material contained under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


    Item 11. Executive Compensation

        The information required under this item is incorporated herein by reference from the material contained under the caption "Executive Compensation" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

                                       14PAGE

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

                                       15PAGE

    (b)    Reports on Form 8-K.

           None.

    (c)    Exhibits.

           See Exhibit Index on the page immediately preceding exhibits.
























                                       16PAGE

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

    Date: March 14, 1997            THERMEDICS INC.


                                    By: John W. Wood Jr.
                                        ----------------
                                        John W. Wood Jr.
                                        President and Chief Executive
                                        Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 14, 1997.

    Signature                       Title
    ---------                       -----

    By: John W. Wood Jr.            President, Chief Executive Officer,
        ---------------------
        John W. Wood Jr.              and Director

    By: John N. Hatsopoulos         Chairman of the Board, Vice President,
        ---------------------
        John N. Hatsopoulos           Chief Financial Officer, and Director

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

                                       17PAGE

                    Report of Independent Public Accountants
                    ----------------------------------------


    To the Shareholders and Board of Directors of Thermedics Inc.:

        We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermedics Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 6, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 15 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                            Arthur Andersen LLP



    Boston, Massachusetts
    February 6, 1997












                                       18PAGE

SCHEDULE II


                                 THERMEDICS INC.

                        Valuation and Qualifying Accounts

                                 (In thousands)


                    Balance at  Provision           Accounts            Balance
                     Beginning    Charged  Accounts  Written             at End
Description            of Year to Expense Recovered      Off Other (a)  of Year
------------------- ---------- ---------- --------- -------- --------  --------
Year Ended
 December 28, 1996

  Allowance for
   Doubtful Accounts   $ 3,982    $ 1,352   $   206  $(1,048) $   149   $ 4,641


Year Ended
 December 30, 1995

  Allowance for
   Doubtful Accounts   $ 3,640    $   689   $     2  $  (714) $   365   $ 3,982

Year Ended
 December 31, 1994

  Allowance for
   Doubtful Accounts   $   944    $ 1,190   $    60  $(1,271) $ 2,717   $ 3,640

(a) Includes allowance of businesses acquired during the year as described in
    Note 3 to Consolidated Financial Statements in the Registrant's 1996 Annual Report to Shareholders and the effect of foreign currency translation.



                                       19PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number    Description of Exhibit
    -----------------------------------------------------------------------

      2.1 Asset and Stock Purchase Agreement dated as of January 28, 1994, between Thermo Electron and Baker Hughes Incorporated (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K relating to events occurring on March 16, 1994 [File No. 1-9567] and incorporated herein by reference).

      2.2 Assignment and Assumption Agreement dated March 16, 1994, among Thermo Electron, the Registrant, and Thermo
              Instrument Systems Inc. (filed as Exhibit 2.2 to the Registrant's Current Report on Form 8-K relating to events occurring on March 16, 1994 [File No. 1-9567] and incorporated herein by reference).

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

      2.5 Asset Purchase Agreement dated as of January 25, 1996, among Thermedics Detection Limited, Moisture Systems Corporation, Moisture Systems Limited, and Anacon Corporation (filed as Exhibit 2.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-9567] and incorporated herein by reference). Schedules to this Agreement have been omitted pursuant to Rule 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally a copy of any omitted schedule to the Commission upon request.

      3.1 Articles of Organization (filed as Exhibit 3(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 [File No. 1-9567] and incorporated herein by reference).

      3.2 Amendment to Articles of Organization dated October 25, 1993 (filed as Exhibit 3(c) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 1993 [File No. 1-9567] and incorporated herein by reference).
                                       20PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number    Description of Exhibit
    -----------------------------------------------------------------------

      3.3 Amended and Restated Articles of Incorporation of the Registrant (filed as Exhibit 3(i) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 1996 [File No. 1-9567] and incorporated herein by reference).

      3.4     Amended and Restated By-laws of the Registrant (filed as
              Exhibit 3(c) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 1992 [File No. 1-9567] and incorporated herein by reference).

      4.1 Fiscal Agency Agreement dated January 5, 1994, among Thermo Cardiosystems, Thermo Electron, and Chemical Bank (filed as Exhibit 4.11 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-10114] and incorporated herein by reference).

      4.2 Fiscal Agency Agreement dated November 19, 1993, among Thermo Voltek, Thermo Electron, and Chemical Bank (filed as Exhibit 4.3 to Thermo Voltek's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-10574] and incorporated herein by reference).

      4.3 Fiscal Agency Agreement dated as of June 3, 1996, among Thermedics, Thermo Electron, and Chemical Bank, as fiscal agent (filed as Exhibit 4 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 1996 [File No. 1-9567] and incorporated herein by reference).

      4.4 Guarantee Reimbursement Agreement dated February 7, 1994, among Thermo Cardiosystems, Thermo Voltek, the Registrant, and Thermo Electron (filed as Exhibit 4.4 to the
              Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-9567] and incorporated herein by reference).

              The Registrant hereby agrees, pursuant to Item
              601(b)(4)(iii)(A) of Regulation S-K, to furnish to the Commission upon request, a copy of each other instrument with respect to other long-term debt of the Company or its subsidiaries.

     10.1 Amended and Restated Corporate Services Agreement between Thermo Electron and the Registrant dated as of January 3, 1993 (filed as Exhibit 10(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-9567] and incorporated herein by reference).

                                       21PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number    Description of Exhibit
    -----------------------------------------------------------------------

     10.2 Lease dated November 1983 between WGO Limited Partnership, as Lessor and the Registrant, as Lessee (filed as Exhibit 10(l) to the Registrant's Registration Statement on Form S-1 [Reg. No. 2-96962] and incorporated herein by reference; amendments thereto filed as Exhibit 10(l) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 [File No. 1-9567] and incorporated herein by reference).

      10.3 Thermo Electron Corporate Charter as amended and restated effective January 3, 1993 (filed as Exhibit 10(h) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-9567] and incorporated herein by reference).

      10.4 Lease dated August 25, 1978, between National Boulevard Bank of Chicago and Walpak Company (filed as Exhibit 10(p) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 [File No. 1-9567] and incorporated herein by reference).

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

      10.8 Intellectual Property Cross-license Agreement between the Registrant and Thermo Cardiosystems (filed as Exhibit 10(i) to Thermo Cardiosystems' Registration Statement on Form S-1 [Reg. No. 33-25144] and incorporated herein by reference).

      10.9 Amendment No. 1 dated March 29, 1991, to Exclusive License and Marketing Agreement between the Registrant and Thermo Electron (filed as Exhibit 10(r) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1991 [File No. 1-9567] and incorporated herein by reference).

                                       22PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number    Description of Exhibit
    -----------------------------------------------------------------------

      10.10 Management Agreement by and between Thermo Electron and the Registrant dated November 15, 1991 (filed as Exhibit 10(t) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1991 [File No. 1-9567] and incorporated herein by reference).

      10.11 Agreement dated May 26, 1993, between Thermo Cardiosystems and The Polymer Technology Group, Incorporated (filed as
              Exhibit 10(nn) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1993 [File No. 1-9567] and incorporated herein by reference).

      10.12 Amended and Restated Master Repurchase Agreement dated as of July 2, 1996, between the Registrant and Thermo
              Electron.

      10.13 $38,000,000 Promissory Note dated as of December 11, 1995, issued by the Registrant to Thermo Electron (filed as Exhibit 10(b) to the Registrant's Current Report on Form 8-K relating to events occurring on November 29, 1995 [File No. 1-9567] and incorporated herein by reference).

      10.14 $15,000,000 Promissory Note dated as of February 13, 1996, issued by the Company to Thermo Electron (filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1996 [File No. 1-9567] and incorporated herein by reference).

    10.15-17  Reserved.

      10.18   Incentive Stock Option Plan of the Registrant (filed as
              Exhibit 10(d) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-84380] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Registrant's Nonqualified Stock Option Plan is 1,931,923 shares, after adjustment to reflect share increases approved in 1986 and 1992, 5-for-4 stock split effected in January 1985, 4-for-3 stock split effected in September 1985, and 3-for-2 stock splits effected in October 1986 and November 1993.)

      10.19   Nonqualified Stock Option Plan of the Registrant (filed as
              Exhibit 10(e) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-84380] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Registrant's Incentive Stock Option Plan is 1,931,923 shares, after adjustment to reflect share increases approved in 1986 and 1992, 5-for-4 stock split effected in January 1985, 4-for-3 stock split effected in September 1985, and 3-for-2 stock splits effected in October 1986 and November 1993.)
                                       23PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number    Description of Exhibit
    -----------------------------------------------------------------------

      10.20 Equity Incentive Plan of the Registrant (filed as Appendix A to the Proxy Statement dated May 10, 1993, of the
              Registrant [File No. 1-9567] and incorporated herein by reference). (Maximum number of shares issuable is 1,500,000 shares, after adjustment to reflect 3-for-2 stock split effected in November 1993.)

      10.21 Thermedics Inc. - Thermedics Detection Inc. Nonqualified Stock Option Plan (filed as Exhibit 10.20 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference).

      10.22 Thermedics Inc. - Thermo Sentron Inc. Nonqualified Stock Option Plan (filed as Exhibit 10.51 to Thermo
              Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).

      10.23 Thermedics Inc. - Thermo Cardiosystems Inc. Nonqualified Stock Option Plan (filed as Exhibit 4(b) to Thermo Cardiosystems' Registration Statement on Form S-8 [Reg. No. 33-45282] and incorporated herein by reference).

      10.24   Directors Stock Option Plan of the Registrant (filed as
              Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-9567] and incorporated herein by reference).

      10.25 Deferred Compensation Plan for Directors of the Registrant (filed as Exhibit 10(g) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-96962] and incorporated herein by reference).

              In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo Electron for services rendered to the Registrant or to such affiliated corporations. Thermo Electron's plans were filed as Exhibits 10.21 through 10.44 to the Annual Report on Form 10-K of Thermo Electron for the year ended December 30, 1995 [File No. 1-8002] and as Exhibit 10.19 to the Annual Report on Form 10-K of Trex Medical Corporation for the fiscal year ended September 28, 1996, [File No. 1-11827] and are incorporated herein by reference.

      10.26   Restated Stock Holdings Assistance Plan and Form of
              Promissory Note.

                                       24PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number    Description of Exhibit
    -----------------------------------------------------------------------

       11     Statement re: Computation of Earnings per Share.

       13 Annual Report to Shareholders for the year ended December 28, 1996 (only those portions incorporated herein by reference).

       21     Subsidiaries of the Registrant.

       23     Consent of Arthur Andersen LLP.

       27     Financial Data Schedule.