Form 10-K/A
THERMEDICS INC
filed 1997-04-28
CIK 721356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                  __________________________________________

                         AMENDMENT NO. 1 ON FORM 10-K/A
                                  TO FORM 10-K

        (mark one)   X      Annual Report Pursuant to Section 13 or
                   -----
                            15(d) of the Securities Exchange Act of 1934

                            Transition Report Pursuant to Section 13 or
                   -----
                            15(d) of the Securities Exchange Act of 1934

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
             Title of each class                  on which registered
             -------------------                -------------------------

             Common Stock, $.10 par value       American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

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

        The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 24, 1997, was
PAGE
        approximately $295,395,000.

        As of January 24, 1997, the Registrant had 36,677,656 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 28, 1996, are incorporated by reference into Parts I and II.



             Part III, Item 10.       Directors and Executive Officers of
                                      the Registrant.

             Part III, Item 11.       Executive Compensation.

             Part III, Item 12.       Security Ownership of Certain
                                      Beneficial Owners and
                                                Management.

             Part III, Item 13.       Certain Relationships and
                                           Transactions.


             The information required under these items, originally to be incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, is contained in the following Attachment A, which is included herein and made a part of this Annual Report on Form 10-K.

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed by the undersigned, duly authorized.


                                      THERMEDICS INC.

                                      By: /s/ Sandra L. Lambert
                                          -------------------------------
                                           Sandra L. Lambert
                                           Clerk


                                  ATTACHMENT A

                                    DIRECTORS

             Set forth below are the names of the persons serving as directors, their ages, their offices in the Corporation, if any,
PAGE
        their principal occupation or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold directorships. Information regarding their beneficial ownership of the common stock of the Corporation, its majority-owned subsidiaries, Thermo Cardiosystems Inc., Thermedics Detection Inc., Thermo Sentron Inc. and Thermo Voltek Corp., and of its parent company, Thermo Electron Corporation ("Thermo Electron"), a diversified high technology company, is reported under the caption "Stock Ownership."

        Peter O. Crisp  Mr. Crisp, 64, has been a director of the
                        Corporation since 1983. Mr. Crisp has been a general partner of Venrock Associates, a venture capital investment firm, for more than five years. Mr. Crisp is also a director of American Superconductor Corporation, Evans & Sutherland Computer Corporation, Long Island Lighting Company, Thermo Electron, Thermo Power Corporation, ThermoTrex Corporation, and United States Trust Corporation.

        Paul F. Ferrari Mr. Ferrari, 66, has been a director of the
                        Corporation since 1991. Since 1991, he has been
                        a consultant to various companies, including
                        Thermo Electron and its subsidiaries. Mr.
                        Ferrari was a vice president of Thermo Electron
                        from 1988 until his retirement at the end of
                        1990, its secretary from 1981 to 1990, and its
                        treasurer from 1967 to 1988.  He served as the
                        Corporation's clerk from 1983 to 1990 and its
                        treasurer from 1983 to 1988. Mr. Ferrari is
                        also a director of General Scanning Inc.,
                        Signal Technology Corporation and ThermoTrex
                        Corporation.
        George N.       Dr. Hatsopoulos, 70, has been a director of the
        Hatsopoulos     Corporation since 1983. Dr. Hatsopoulos has
                        been the chairman of the board, president and chief executive officer of Thermo Electron since 1956. Dr. Hatsopoulos is also a director of Photoelectron Corporation, Thermo Ecotek
                        Corporation, Thermo Electron, Thermo Fibertek
                        Inc., Thermo Instrument Systems Inc.,
                        ThermoQuest Corporation and ThermoTrex
                        Corporation. Dr. Hatsopoulos is the brother of Mr. John N. Hatsopoulos, a director and the chairman of the board, vice president and chief financial officer of the corporation.
PAGE

        John N.         Mr. Hatsopoulos, 62, has been a director and
        Hatsopoulos     chairman of the board of the Corporation since
                         March 1995, and has served as the
                        Corporation's chief financial officer since
                        1988 and its vice president since 1986. He has been the president and the chief financial officer of Thermo Electron since January 1997 and 1988, respectively, and was an executive vice president of Thermo Electron from 1986 to January 1997. Mr. Hatsopoulos is also a director of LOIS/USA Inc., Thermo Ecotek
                        Corporation, Thermo Fibertek Inc., Thermo
                        Instrument Systems Inc., Thermo Power
                        Corporation, Thermo TerraTech Inc. and
                        ThermoTrex Corporation. Mr. Hatsopoulos is the brother of Dr. George N. Hatsopoulos, a director of the Corporation.

        Robert C.       Mr. Howard, 66, has been a director of the
        Howard          Corporation since 1983. Mr. Howard has been an
                        executive vice president of Thermo Electron
                        since 1986.  He is also a director of Thermo
                        Power Corporation, ThermoLase Corporation,
                        ThermoTrex Corporation and Trex Medical
                        Corporation.
        John T. Keiser  Mr. Keiser, 60, has been a director of the
                        Corporation since April 1997.  Mr. Keiser has
                        been a senior vice president of the Corporation
                        since 1994 and the president of the Thermo
                        Biomedical division of Thermo Electron since
                        1994, which manufacturers a variety of medical
                        equipment and instruments.  Mr. Keiser was
                        president of the Eberline Instrument division
                        of Thermo Instrument Systems Inc., a
                        majority-owned subsidiary of Thermo Electron,
                        from 1985 to July 1994.  The Eberline
                        Instrument division manufactures radiation
                        detection and counting instrumentation and
                        radiation monitoring systems.  Mr. Keiser is
                        also a director of Thermo Cardiosystems Inc.
        John W. Wood    Mr. Wood, 53, has been a director of the
        Jr.             Corporation since 1984. Mr. Wood has been a
                        senior vice president of Thermo Electron since
                        December 1995, and, prior to that promotion, was a vice president of Thermo Electron from September 1994 to December 1995. Mr. Wood has been president and chief executive officer of the Corporation since 1984. Mr. Wood is also a director of Thermedics Detection Inc., Thermo
                        Cardiosystems Inc., Thermo Sentron Inc. and
                        Thermo Voltek Corp.



                                        2
PAGE

        Nicholas T.     Dr. Zervas, 68, has been a director of the
        Zervas          Corporation since 1987. Dr. Zervas has been
                        Chief of Neurosurgical Service, Massachusetts
                        General Hospital, since 1977. Dr. Zervas is also a director of Thermo Cardiosystems Inc., ThermoLase Corporation and ThermoTrex
                        Corporation.


        Committees of the Board of Directors and Meetings

             The Board of Directors has established an Audit Committee and a Human Resources Committee, each consisting solely of outside directors. The present members of the Audit Committee are Mr. Ferrari (Chairman), Mr. Crisp and Dr. Zervas. The Audit Committee reviews the scope of the audit with the Corporation's independent public accountants and meets with them for the purpose of reviewing the results of the audit subsequent to its completion. The present members of the Human Resources Committee are Mr. Crisp (Chairman) and Dr. Zervas. The Human Resources Committee reviews the performance of senior members of management, recommends executive compensation and administers the Corporation's stock option and other stock-based compensation plans. The Corporation does not have a nominating committee of the Board of Directors. The Board of directors met ten times, the Audit Committee met twice and the Human Resources Committee met five times during fiscal 1996. Each director attended at least 75% of all meetings of the Board of Directors and Committees which he served held during fiscal 1996.

        Compensation of Directors

        Cash Compensation
             Directors who are not employees of the Corporation, of Thermo Electron or of any other companies affiliated with Thermo Electron (also referred to as "outside directors") receive an annual retainer of $4,000 and a fee of $1,000 per day for attending regular meetings of the Board of Directors and $500 per day for participating in meetings of the Board of Directors held by means of conference telephone and for participating in certain meetings of committees of the Board of Directors. Payment of directors' fees is made quarterly. Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Keiser and Mr. Wood are all employees of Thermo Electron or its subsidiaries and do not receive any cash compensation from the Corporation for their services as directors. Directors are also reimbursed for out-of-pocket expenses incurred in attending such meetings.

        Deferred Compensation Plan

             Under the Deferred Compensation Plan for directors (the "Deferred Compensation Plan"), a director has the right to defer receipt of his cash fees until he ceases to serve as a director, dies or retires from his principal occupation. In the event of a
                                        3
PAGE
        change in control or proposed change in control of the Corporation that is not approved by the Board of Directors, deferred amounts become payable immediately. Either of the following is deemed to be a change of control: (a) the occurrence, without the prior approval of the Board of Directors, of the acquisition, directly or indirectly, by any person of 50% or more of the outstanding Common Stock or 25% or more of the outstanding common stock of Thermo Electron; or (b) the failure of the persons serving the Board of Directors immediately prior to any contested election of directors or any exchange offer or tender offer for the Common Stock or the common stock of Thermo Electron to constitute a majority of the Board of Directors at any time within two years following any such event. Amounts deferred pursuant to the Deferred Compensation Plan are valued at the end of each quarter as units of the Corporation's Common Stock. When payable, amounts deferred may be disbursed solely in shares of Common Stock accumulated under the Deferred Compensation Plan. A total of 30,000 shares of Common Stock have been reserved for issuance under the Deferred Compensation Plan. As of March 1, 1997, deferred units equal to 17,494.92 shares of Common Stock were accumulated under the Deferred Compensation Plan.

        Directors Stock Option Plan

             The Corporation's directors stock option plan (the "Directors Plan") provides for the grant of stock options to purchase shares of common stock of the Corporation and its majority-owned subsidiaries to outside directors as additional compensation for their service as directors. Under the Directors Plan, outside directors are automatically granted options to purchase 1,000 shares of the Common Stock annually. In addition, the Directors Plan provides for the automatic grant every five years of options to purchase 1,500 shares of the common stock of a majority-owned subsidiary of the Corporation that is "spun out" to outside investors.

             Pursuant to the Directors Plan, outside directors receive an annual grant of options to purchase 1,000 shares of Common Stock at the close of business the date of each Annual Meeting of the Stockholders of the Corporation. Options evidencing annual grants may be exercised at any time from and after the six-month anniversary of the grant date of the option and prior to the expiration of the option the third anniversary of the grant date. Shares acquired upon exercise of the options are subject to repurchase by the Corporation at the exercise price if the recipient ceases to serve as a director of the Corporation or any other Thermo Electron company prior to the first anniversary of the grant date.

             In addition, under the Directors Plan, outside directors are automatically granted every five years options to purchase 1,500 shares of common stock of each majority-owned subsidiary of the Corporation that is "spun out" to outside investors. The grant
                                        4
PAGE
        occurs the close of business the date of the first Annual Meeting of the Stockholders next following the subsidiary's spinout, which is the first to occur of either an initial public offering of the subsidiary's common stock or a sale of such stock to third parties in an arms-length transaction, and also as of the close of business the date of every fifth Annual Meeting of the Stockholders of the Corporation that occurs thereafter during the duration of the Plan. The options granted vest and become exercisable the fourth anniversary of the date of grant, unless prior to such date the subsidiary's common stock is registered under Section 12 of the Securities Exchange Act of 1934, as amended (''Section 12 Registration"). In the event that the effective date of Section 12 Registration occurs before the fourth anniversary of the grant date, the option will become immediately exercisable and the shares acquired upon exercise will be subject to restrictions transfer and the right of the Corporation to repurchase such shares at the exercise price in the event the director ceases to serve as a director of the Corporation or any other Thermo Electron company. In the event of Section 12 Registration, the restrictions and repurchase rights shall lapse or be deemed to lapse at the rate of 25% per year, starting with the first anniversary of the grant date. These options expire after five years. Under this provision of the Directors Plan, each outside director was granted options to purchase 1,500 shares of common stock of each of Thermo Sentron Inc. on May 20, 1996, the date of last year's Annual Meeting of the Stockholders. In addition, under the Directors Plan, each outside director will be granted options to purchase 1,500 shares of common stock of Thermedics Detection Inc. on the date of this year's Annual Meeting of the Stockholders.

             The exercise price for options granted under the Directors Plan is the average of the closing prices of the common stock as reported on the American Stock Exchange (or other principal market on which the common stock is then traded) for the five trading days preceding and including the date of grant, or, if the shares are not then traded, at the last price per share paid by third parties in an arms-length transaction prior to the option grant. An aggregate of 37,500 shares of Common Stock has been reserved for issuance under the Directors Plan.

        Stock Ownership Policies for Directors

             During 1996, the Human Resources Committee of the Board of Directors (the "Committee") established a stock holding policy
        for directors.   The stock holding policy requires each director
        to hold a minimum of 1,000 shares of Common Stock. Directors are requested to achieve this ownership level by the 1998 Annual meeting of Stockholders. Directors who are also executive officers of the Corporation are required to comply with a separate stock holding policy established by the Committee in 1996.

             In addition, the Committee adopted a policy requiring
                                        5
PAGE
        directors to hold shares of the Corporation's Common Stock equal to one-half of their net option exercises over a period of five years. The net option exercise is determined by calculating the number of shares acquired upon exercise of a stock option, after deducting the number of shares that could have been traded to exercise the option and the number of shares that could have been surrendered to satisfy tax withholding obligations attributable to the exercise of the option. This policy is also applicable to executive officers.

        STOCK OWNERSHIP

             The following table sets forth the beneficial ownership of Common Stock, as well as the common stock of Thermo Electron, the Corporation's parent corporation, and of Thermedics Detection Inc. ("Thermedics Detection") Thermo Cardiosystems Inc. ("Thermo Cardiosystems"), Thermo Sentron Inc. ("Thermo Sentron") and Thermo Voltek Corp. ("Thermo Voltek"), each a publicly traded majority-owned subsidiary of the Corporation, as of March 1, 1997, with respect to (i) each person who was known by the Corporation to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director, (iii) each executive officer named in the summary compensation table under the heading "Executive Compensation" and (iv) all directors and current executive officers as a group.

             While certain directors and executive officers of the Corporation are also directors and executive officers of Thermo Electron or its subsidiaries other than the Corporation, all such persons disclaim beneficial ownership of the shares of Common Stock owned by Thermo Electron.









                                    Thermo              Thermo
                                    Electron  ThermedicsCardio-  Thermo  Thermo
                          ThermedicsCorp      Detection systems  Sentron Voltek
        Name              Inc.(2)   (3)       Inc.(4)   Inc.(5)  Inc.(6) Corp.(7)


        Thermo Electron   20,846,960N/A       N/A       N/A      N/A     N/A
        Corporation (8)
        Peter O. Crisp    46,186    98,904    1,500     24,750   2,500   2,250
        Paul F. Ferrari   15,457    25,229    2,147     13,500   1,500   5,998

        David H. Fine     110,568   72,086    71,667    2,630    7,500   0
        George N.         63,546    3,512,279 0         11,599   17,000  0
        Hatsopoulos
        John N.           65,618    526,768   0         432      30,000  11,623
        Hatsopoulos

        Robert C. Howard  11,714    185,775   0         18,750   7,000   0
        John T. Keiser    20,293    112,721   0         15,750   7,500   0
        Jeffrey J. Langan 75,000    15,300    60,000    50       0       0

        Victor L. Poirier 67,595    50,598    3,333     163,507  7,500   0
        John W. Wood Jr.  175,347   263,199   23,333    40,332   33,000  93,071

        Nicholas T.       26,269    0         2,550     47,024   1,500   2,250
        Zervas
        All directors and
        current executive
        officers as a     697,818   5,007,857 164,530   340,313  120,000 115,192
        group (12
        persons)





        (1) Except as reflected in the footnotes to this table, shares beneficially owned consist of shares owned by the indicated person or by that person for the benefit of minor children, and all share ownership includes sole voting and investment power.

        (2) Shares of the Common Stock beneficially owned by Mr. Crisp, Mr. Ferrari, Dr. Fine, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Howard, Mr. Keiser, Mr. Langan, Mr. Poirier, Mr. Slaughter, Mr. Smith, Mr. Wood, Dr. Zervas and all directors and current executive officers as a group include 9,050, 9,000, 87,600, 50,000, 50,000, 10,000, 16,500, 75,000, 26,500, 125,500, 8,650
        and 486,800 shares, respectively, that such person or group has the right to acquire within 60 days of March 1, 1997 through the exercise of stock options. Shares beneficially owned by Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Howard and all directors and executive officers as a group include 1,500, 1,602, 1,714 and 5,975 full shares, respectively, allocated through March 1, 1997, to their respective accounts maintained pursuant to Thermo
                                        6
PAGE

        Electron's employee stock ownership plan (the "ESOP"), of which the trustees, who have investment power over its assets, are executive officers of Thermo Electron . Shares beneficially owned by Mr. Crisp, Dr. Zervas and all directors and executive officers as a group include 6,841, 7,119 and 13,960 full shares, respectively, that had been allocated through March 1, 1997, to their respective accounts maintained under the Corporation's deferred compensation plan for directors. Shares beneficially owned by Mr. Ferrari include 5,983 shares held in trust of which he is the trustee. Shares beneficially owned by Dr. G. Hatsopoulos include 562 shares held by Dr. G. Hatsopoulos' spouse and 92 shares allocated to his spouse's account maintained pursuant to the ESOP. Shares beneficially owned by Mr. Wood include 2,600 shares heldby him as custodian for two minor
        children.    No director or executive officer beneficially owned
        more than 1% of the Common Stock outstanding as of March 1, 1997;
         all directors and executive officers as a group beneficially owned 1.9% of the Common Stock outstanding as of such date.

        (3) The shares of common stock of Thermo Electron shown in the table reflect a three-for-two split of such stock distributed in June 1996 in the form of a 50% stock dividend. Shares of the common stock of Thermo Electron beneficially owned by Mr. Crisp, Dr. Fine, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Howard, Mr. Keiser, Mr. Langan, Mr. Poirier, Mr. Slaughter, Mr. Wood and all directors and executive officers as a group include 9,375, 54,637, 1,499,500, 429,685, 47,361, 81,297, 15,000, 45,450,
        227,658 and 2,507,537 shares, respectively, that such person or group has the right to acquire within 60 days of March 1, 1997, through the exercise of stock options. Shares beneficially owned by Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Howard, Mr. Keiser and all directors and executive officers as a group include 2,164, 1,934, 3,040, 1,324 and 9,786 full shares, respectively, allocated to their respective accounts maintained pursuant to the ESOP. Shares beneficially owned by Mr. Crisp and all directors and executive officers as a group include 44,885 full shares allocated through March 1, 1997, to Mr. Crisp's account maintained pursuant to Thermo Electron's deferred compensation plan for directors. Shares beneficially owned by Mr. Ferrari include 6,678 shares held in a trust of which Mr. Ferrari is a trustee and 13,062 shares held in a trust of which his spouse is a trustee. Shares beneficially owned by Dr. G. Hatsopoulos include 89,601 shares held by his spouse, 168,750 shares held by a QTIP trust of which his spouse is a trustee, 39,937 shares held by a family trust of which his spouse is the trustee, and 153 shares allocated to his spouse's account maintained pursuant to the ESOP. Shares beneficially owned by Mr. Langan include 300
        shares held by his spouse.   Except for Dr. Hatsopoulos, who
        beneficially owned 2.3% of the Thermo Electron common stock outstanding as of March 1, 1997, no director or executive officer beneficially owned more than 1% of such common stock outstanding as of such date; all directors and executive officers as a group beneficially owned approximately 3.3% of the Thermo Electron common stock outstanding as of March 1, 1997.
                                        7
PAGE

        4) Shares of the common stock of Thermedics Detection Inc. beneficially owned by Mr. Crisp, Mr. Ferrari, Dr. Fine, Mr. Langan, Mr. Poirier, Mr. Wood, Dr. Zervas and all directors and executive officers as a group include 1,500, 1,500, 61,667, 50,000 3,333, 23,333, 1,500 and 142,833 shares, respectively, that such person or group has the right to acquire within 60 days of March 1, 1997, through the exercise of stock options. Shares beneficially owned by Mr. Ferrari include 599 shares held in a trust of which he is the trustee. No director or executive officer beneficially owned more than 1% of the Thermedics Detection Inc. common stock outstanding as of March 1, 1997; all directors and executive officers as a group beneficially owned approximately 1.6% of such common stock outstanding as of such date.

         (5) Shares of the common stock of Thermo Cardiosystems beneficially owned by Mr. Crisp, Mr. Ferrari, Dr. Fine, Mr. Keiser, Mr. Poirier, Mr. Wood, Dr. Zervas and all directors and executive officers as a group include 24,750, 2,250, 1,530, 15,750, 121,350, 33,450, 12,700 and 211,780 shares, respectively, that such person or group has the right to acquire within 60 days of March 1, 1997, through the exercise of stock options. Shares beneficially owned by Dr. Zervas and all directors and executive officers as a group include 6,874 shares allocated through March 1, 1997, to Dr. Zervas' account maintained pursuant to Thermo Cardiosystems' deferred compensation plan for directors. Shares beneficially owned by Mr. Ferrari include 11,250 shares held in a trust of which he is the trustee. Shares beneficially owned by Mr. Wood include 1,122 shares held by him as custodian for two minor children. Shares beneficially owned by Dr. Zervas include 19,000 shares held by his spouse. No director or executive officer beneficially owned more than 1% of the Thermo Cardiosystems common stock outstanding as of March 1, 1997; all directors and executive officers as a group beneficially owned approximately 3.4% of such common stock outstanding on such date.

        (6) Shares of the common stock of Thermo Sentron Inc. beneficially owned by Mr. Crisp, Mr. Ferrari, Dr. Fine, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Howard, Mr. Keiser, Mr. Poirier, Mr. Wood, Dr. Zervas and all directors and executive officers as a group include 2,500, 1,500, 7,500, 15,000, 15,000,
        7,000, 7,500, 7,500, 30,000, 1,500 and 100,000 shares,
        respectively, that such person or group has the right to acquire within 60 days of March 1, 1997, through the exercise of stock options. No director or executive officer beneficially owned more than 1% of the Thermo Sentron Inc. common stock outstanding as of March 1, 1997; all directors and executive officers as a group beneficially owned approximately 1.2% of such common stock outstanding as of such date.

         (7) Shares of the common stock of Thermo Voltek beneficially owned by Mr. Crisp, Mr. Ferrari, Mr. J. Hatsopoulos, Mr. Wood, Dr. Zervas and all directors and executive officers as a group
                                        8
PAGE
        include 2,250, 5,998, 7,498, 78,450, 2,250 and 96,446 shares, respectively, that such person or group has the right to acquire within 60 days of March 1, 1997, through the exercise of stock options. The directors and executive officers as a group beneficially owned 1.2% of the Thermo Voltek common stock outstanding as of March 1, 1997.

        (8)  Thermo Electron beneficially owned approximately 57% of the
        Common Stock outstanding as of March 1, 1997.   Thermo Electron's
        address is 81 Wyman Street, Waltham, Massachusetts 02254-9046.

        Section 16(a) Beneficial Ownership Reporting Compliance
             Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's directors and executive officers, and beneficial owners of more than 10% of the Common Stock, such as Thermo Electron, to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the Corporation's securities. Based upon a review of such filings, all Section 16(a) filing requirements applicable to such persons were complied with during 1996, except in the following instances. Thermo Electron filed seven Forms 4 late, reporting a total of 47 transactions, consisting of 34 open market purchases of shares of the Common Stock, 10 transactions associated with the exercise of options granted to employees to purchase shares of the Common Stock, three grants of such options to employees under Thermo Electron's stock option plans.

        EXECUTIVE COMPENSATION

        NOTE: All Thermo Electron share amounts reported below have, in all cases, been adjusted as applicable to reflect a three-for-two stock split effected in the form of a 50% stock dividend in June 1996 with respect to the common stock of Thermo Electron.

        Summary Compensation Table

             The following table summarizes compensation for services to the Corporation in all capacities awarded to, earned by or paid to the Corporation's chief executive officer and its four most highly compensated executive officers for the last three fiscal years.

             The Corporation is required to appoint certain executive officers and full-time employees of Thermo Electron as executive officers of the Corporation, in accordance with the Thermo Electron Corporate Charter. The compensation for these executive officers is determined and paid entirely by Thermo Electron. The time and effort devoted by these individuals to the Corporation's affairs is provided to the Corporation under the Corporate Services Agreement between the Corporation and Thermo Electron. Accordingly, the compensation for these individuals is not reported in the following table.

                                         9
PAGE

                          Summary Compensation Table


                                               Long Term
                                               Compensation

                                               Securities
                                               Underlying
                                               Options
                                               (No. of
                                               Shares)
        Name and        Fisc  Annual           Options (No.  All Other
        Principal       -al   Compensation     of Shares and Compen-
        Position        Year                   Company (1)   sation(2)
                              Salary  Bonus

        John W. Wood,   1996  $117,000$103,200 5,400  (TMD)  $6,750
        Jr. (3)
        President and                          30,000 (TSR)

        Chief Executive                        2,100  (TVL)
        Officer
                        1995  $90,000 $80,000  4,900  (TMD)  $6,750
                                               3,450  (TCA)

                                               900    (TVL)
                        1994  $107,250$82,550  5,400  (TMD)  $6,639

        John T. Keiser  1996  $14,500 $13,000  800    (TMD)  $6,750
        (4)
        Senior Vice                            3,750  (TMO)
        President
                                               7,500  (TSR)

                                               20,000 (TXM)
                        1995  $13,700 $9,100   700    (TMD)  $7,764
PAGE





                                               10,950 (TMO)

                        1994  $6,500  $2,700   15,000 (TMD)  $6,750
                                               4,500  (TCA)
                                               20,925 (TMO)

                                               1,500  (THS)
        Victor L.       1996  $150,000$164,500 4,000  (TMD)  $6,750
        Poirier
        Senior Vice                            900    (TMO)
        President

                                               4,500  (TCA)
                                               2,000  (TBA)
                                               2,000  (TFG)

                                               2,000  (TLT)
                                               6,000  (TOC)
                                               6,000  (TMQ)

                                               7,500  (TSR)
                                               4,000  (TXM)

                        1995  $141,000$113,000 5,550  (TCA)  $6,750
                                               15,750 (TMO)
                                               5,000  (TLZ)

                        1994  $135,000$66,000  23,175 (TMO)  $6,322
                                               500    (THS)
        David H. Fine   1996  $128,000$45,000  3,000  (TMD)  $6,603

        Vice President                         1,950  (TMO)
                                               20,000 (TDX)
                                               7,500  (TSR)

                                               30,000 (TLZ)
                        1995  $124,000$23,500  2,500  (TMD)  $6,750
                                               1,500  (TMO)
PAGE





                        1994  $114,500$67,500  4,100  (TMD)  $4,463

                                               46,800 (TMO)
                                               1,000  (THS)
        Jeffrey J.      1996  $165,000$100,000 75,000 (TMD)  $4,463
        Langan

        Vice President                         15,000 (TMO)
                                               50,000 (TMX)



        (1) In addition to grants of options to purchase Common Stock of the Corporation (designated in the table as TMD), executive officers of the Corporation have been granted options to purchase common stock of Thermo Electron and certain of its other subsidiaries as part of Thermo Electron's stock option program. Options have been granted during the last three fiscal years to the chief executive officer and the other named executive officers in the following Thermo Electron companies: Thermo BioAnalysis Corporation (designated in the table as TBA), Thermo Cardiosystems (designated in the table as TCA), Thermo Electron (designated in the table as TMO), ThermoLase Corporation (designated in the table as TLZ), ThermoSpectra Corporation (designated in the table as THS) and Thermo Voltek Corp. (designated in the table as TVL).

        (2) Represents the amount of matching contributions made by the individual's employer on behalf of executive officers participating in the Thermo Electron 401(k) plan.

        (3) Mr. Wood is a senior vice president of Thermo Electron and the president and chief executive officer of Thermo Voltek, as well as the president and chief executive officer of the Corporation. A portion of Mr. Wood's annual cash compensation (salary and bonus) has been allocated to and paid by Thermo Electron in each of the last three fiscal years as compensation for the services provided to Thermo Electron based on the time he devoted to his responsibilities as a senior vice president of Thermo Electron. The annual cash compensation (salary and bonus) reported in the table for Mr. Wood represents the amount paid from all sources, including the Corporation, for Mr. Wood's services as chief executive officer of the Corporation. For 1996, 1995 and 1994, 60%, 50% and 65%, respectively, of Mr.
        Wood's annual cash compensation (salary and bonus) was allocated to the Corporation for his service as the Corporation's chief executive officer. Mr. Wood was appointed a vice president of Thermo Electron on September 2, 1994, and currently serves as a senior vice president, and from time to time after that date has been, and in the future may be, granted options to purchase common stock of Thermo Electron and its subsidiaries other than the Corporation. These options are not reported in the table as they are granted as compensation for service to other Thermo Electron companies in capacities other than in his capacity as chief executive officer of the Corporation.

        (4) Mr. Keiser was appointed a senior vice president of the Corporation on July 28, 1994 and since July 1, 1994 has served as the president of Thermo Biomedical Inc., a subsidiary of Thermo Electron. Prior to July 1, 1994 he served as a vice president of Thermo Instrument Systems Inc., another majority-owned subsidiary of Thermo Electron. A portion of Mr. Keiser's annual cash compensation (salary and bonus) has been allocated to and paid by
                                       10
PAGE

        Thermo Electron in each of the last three fiscal years as compensation for the services provided to Thermo Electron based on the time he devoted to his responsibilities as president of Thermo Biomedical. The annual cash compensation (salary and bonus) reported in the table for Mr. Keiser represents the amount paid from all sources, including the Corporation, for Mr. Keiser's services as a senior vice president of the Corporation. For 1996, 1995 and 1994, 10%, 10% and 5%, respectively, of Mr.
        Rainville's annual cash compensation (salary and bonus) was allocated to the Corporation for his service as a senior vice president of the Corporation. In addition, Mr. Keiser holds options to purchase common stock of Thermo Electron and its subsidiaries other than the Corporation granted prior to July 1, 1994. These options are not reported in the table as they were granted as compensation for service other than as a senior vice president of the Corporation.

        Stock Options Granted During Fiscal 1996

             The following table sets forth information concerning individual grants of stock options made during fiscal 1996 to the Corporation's chief executive officer and the other named executive officers. It has not been the Corporation's policy in the past to grant stock appreciation rights, and no such rights were granted during fiscal 1996.









        Option Grants in Fiscal 1996

                                 Percent                   Potential Realiz-
                 Number of Sec-  of Total  Exer-           able Value at
                 urities         Options   cise            Assumed Annual
                 Underlying      Granted   Price   Expira- Rates of Stock
                 Options         in Fiscal Per     tion    Price Appreciation
   Name          Granted(1)      Year      Share   Date    for Option Term(2)

                                                           5%       10%
 John W. Wood, 5,400     (TMD) 3.1%      $28.13  02/09/99$23,922  $50,274
        Jr. (4)

              30,000     (TSR) 5.8%   (3)$14.00  03/01/08$334,200 $898,200
               2,100     (TVL) 1.5%   (3)$12.78  03/07/99$4,221   $8,883
 John T. Keiser  800     (TMD) 0.5%      $28.13  02/09/99$3,544   $7,448

               3,750     (TMO) 0.2%   (3)$42.79  05/22/99$25,275  $53,100
               7,500     (TSR) 1.5%   (3)$14.00  02/09/08$83,550  $224,550

              20,000    (TXM) 1.0%   (3)$11.00  03/11/08$175,000 $470,400
 Victor L.    4,000     (TMD) 2.3%      $28.13  02/09/99$17,720  $37,240
  Poirier
              900       (TMO) 0.1%   (3)$42.79  05/22/99$6,066   $12,744

              4,500     (TCA) 2.2%   (3)$48.97  03/07/99$34,740  $72,945
              2,000     (TBA) 0.2%   (3)$10.00  03/11/08$15,920  $42,760
              2,000     (TFG) 0.4%   (3)$10.00  09/12/08$15,920  $42,760

              6,000     (TOC) 0.2%   (3)$12.00  04/09/08$57,300  $153,960
              7,500     (TSR) 1.5%   (3)$14.00  02/09/08$83,550  $224,550
              2,000     (TLT) 0.6%   (3)$10.00  03/11/08$15,920  $42,760

              6,000     (TMQ) 0.2%   (3)$13.00  03/11/08$62,100  $166,800
              4,000     (TXM) 0.2%   (3)$11.00  03/11/08$35,000  $94,080
PAGE






David H. Fine 3,000     (TMD) 1.7%   (3)$28.13  02/09/99$13,290  $27,930
              1,950     (TMO) 0.1%   (3)$42.79  05/22/99$13,143  $27,612
              20,000    (TDX) 9.7%   (3)$10.75  12/17/06$135,200 $342,600

              7,500     (TSR) 1.5%   (3)$14.00  02/09/08$83,550  $224,550
             30,000     (TLZ) 7.4%   (3)$23.55  09/12/08$562,200 $1,510,80
Jeffrey J.   75,000     (TMD) 42.7%  (3)$28.13  04/02/03$858,750 $2,001,75
  Langan

             15,000    (TMO) 1.0%   (3)$42.79  05/22/03$261,300 $609,000
             50,000    (TDX) 24.2%  (3)$10.00  04/02/03$314,500 $797,000



        (1) All of the options granted during the fiscal year are immediately exercisable, except options to purchase the common stock of ThermoLyte Corporation, which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act") and (ii) nine years after the grant date. In all cases, the shares acquired upon exercise are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by the granting corporation or any other Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly traded companies, the repurchase rights generally lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the granting corporation or another Thermo Electron company. For companies that are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. Certain options granted as a part of Thermo Electron's stock option program have three-year terms, and the repurchase rights lapse in their entirety on the second anniversary of the grant date. The granting corporation may permit the holders of options to exercise options and to satisfy tax withholding
                                       11
PAGE
        obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation.

        (2) The amounts shown in this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expense associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the common stock of the granting corporation, the optionee's continued employment through the option period and the date on which the options are exercised.

        (3) These options were granted under stock option plans maintained by Thermo Electron companies other than the Corporation and accordingly are reported as a percentage of total options granted to employees of Thermo Electron and its subsidiaries.

        (4) Mr. Wood was appointed a vice president of Thermo Electron on September 2, 1994, and currently serves as a senior vice president, and from time to time after that date has been, and in the future may be, granted options to purchase common stock of Thermo Electron and its subsidiaries other than the Corporation. These options are not reported in the table as they are granted as compensation for service to other Thermo Electron companies in capacities other than in his capacity as chief executive officer of the Corporation.

        Stock Options Exercised During Fiscal 1996

             The following table reports certain information regarding stock option exercises during fiscal 1996 and outstanding stock options held at the end of fiscal 1996 by the Corporation's chief executive officer and the other named executive officers. No stock appreciation rights were exercised or were outstanding during fiscal 1996.








        Aggregated Option Exercises In Fiscal 1996 And Fiscal 1996 Year-End Option
        Values

        Name       Company    Shares  Value      Number of       Value of
                              AcquiredRealized   Unexercised     Unexercised
                              on                 Options at      In-the-Money
                              Exercise           Fiscal          Options
                                                 Year-End
                                                 (Exercisable
                                                 Unexercisable)
                                                 (1)
        John W.    Thermedics  --      --        125,500  /0     $580,037   /--
        Wood, Jr.

                   Thermedics  --      --        0       /23,333 --         /$0(5)
                   Detection
                   Thermo     25,775  $1,314,963 33,450   /0     $766,358   /--
                   Cardio-
                   systems
                   Thermo     --      --         30,000   /0     $0         /--
                   Sentron

                   Thermo     8,623   $61,645    78,450   /0     $319,074   /--
                   Voltek
        John T.    Thermedics  --      --        16,500   /0     $83,099    /--
        Keiser (3)
                   Thermo     13,500  $428,260   81,297   /0     $1,524,168 /--
                   Electron

                   Thermo     --      --         15,750   /0     $381,961   /--
                   Cardio-
                   systems
                   Thermo     --      --         6,000    /0     $70,500    /--
                   Ecotek
                   Thermo     --      --         6,750    /0     $40,500    /--
                   Fibertek
PAGE





                   Thermo     --      --         56,250   /0     $910,969   /--
                   Instrument
                   Systems

                   Thermo     --      --         7,500    /0     $0         /--
                   Sentron
                   Thermo     --      --         1,500    /0     $2,813     /--
                   Spectra
                   ThermoTrex --      --         1,800    /0     $43,515    /--

                   Trex       --      --         20,000   /0     $32,500    /--
                   Medical
        Victor L.  Thermedics 22,500  $418,500   26,500   /0     $254,513   /--
        Poirier
                   Thermo      --      --        45,450   /0 (4) $662,176   /--
                   Electron

                   Thermedics  --      --        0       /3,333   --        /$0(5)
                   Detection
                   Thermo      --      --        2,000    /0     $6,250     /--
                   BioAnalysi
                   s
                   Thermo      --      --        121,350  /0     $2,189,993 /--
                   Cardio-
                   systems

                   Thermo      --      --        3,750    /0     $44,063    /--
                   Ecotek
                   Thermo      --      --        2,000    /0     $1,500     /--
                   Fibergen
                   Thermo      --      --        4,500    /0     $27,000    /--
                   Fibertek

                   Thermo      --      --        6,000    /0     $0         /--
                   Optek
                   Thermo      --      --        7,500    /0     $0         /--
                   Sentron

                   ThermoLase  --      --        5,000    /0     $0         /--
PAGE





                   ThermoLyte  --      --        0        /2,000 --         /$0(5)

                   Thermo-     --      --        6,000    /0     $0         /--
                   Quest
                   Thermo-     --      --        500      /0     $938       /--
                   Spectra
                   ThermoTrex  --      --        360      /0     $8,703     /--

                   Trex        --      --        4,000    /0     $6,500     /--
                   Medical
        David H.   Thermedics  --      --        87,600   /0     $616,979   /--
        Fine
                   Thermo     3,038   $114,098   54,637   /0 (4) $956,232   /--
                   Electron

                   Thermedics  --      --        0       / 6,667  --        /$0(5)
                   Detection
                   Thermo     2,445   $103,546   1,530    /0     $42,229    /--
                   Cardio-
                   systems
                   Thermo      --      --        1,500    /0     $17,625    /--
                   Ecotek

                   Thermo      --      --        4,500    /0     $27,000    /--
                   Fibertek
                   Thermo      --                7,500    /0     $0         /--
                   Sentron
                   Thermo      --                30,000   /0 (4) $0         /--
                   Lase

                   Thermo-     --      --        1,000    /0     $1,875     /--
                   Spectra
                   ThermoTrex 360     $17,838    --       /--    --         /$0(5)

        Jeffrey J. Thermedics --      --         75,000   /0     $0         /--
        Langan
                   Thermo     --      --         15,000   /0     $0         /--
                   Electron
PAGE





                   Thermedics --      --         0               --         /$0(5)
                   Detection                             /50,000





        (1) All of the options reported outstanding at the end of the fiscal year were immediately exercisable as of the end of the fiscal year, except options to purchase the common stock of ThermoLyte Corporation and Thermedics Detection Inc., which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of the company's common stock under Section 12 of the Exchange Act and (ii) nine years after the grant date. In all cases, the shares acquired upon exercise of the options reported in the table are subject to repurchase by
                                       12
PAGE
        the granting corporation at the exercise price if the optionee ceases to be employed by such corporation or any other Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly traded companies, the repurchase rights generally lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. For companies whose shares are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. Certain options granted as a part of Thermo Electron's stock option program have three-year terms, and the repurchase rights lapse in their entirety on the second anniversary of the grant date.

        (2) Mr. Wood was appointed a vice president of Thermo Electron on September 2, 1994, currently serves as a senior vice president, and holds options to purchase common stock of Thermo Electron and its subsidiaries other than the Corporation granted after that date. These options are not reported in the table as they were granted as compensation for service to other Thermo Electron companies other than in his capacity as chief executive officer of the Corporation.

        (3) Mr. Keiser was appointed a senior vice president of the Corporation on July 28, 1994 and since July 1, 1994 has served as the president of Thermo Biomedical Inc., a subsidiary of Thermo Electron. Prior to July 1, 1994, he served as a vice president of Thermo Instrument Systems Inc. and holds options to purchase common stock of Thermo Electron and its subsidiaries other than the Corporation granted prior to that date. These options are not reported in the table as they were granted as compensation for service other than as a senior vice president of the Corporation.

        (4) Options to purchase 22,500 and 45,000 shares of the common stock of Thermo Electron granted to Mr. Poirier and Mr. Fine, respectively, are subject to the same terms as described in footnote (1), except that the repurchase rights of the granting corporation generally do not lapse until the tenth anniversary of the grant date. In the event of the employee's death or involuntary termination prior to the tenth anniversary of the grant date, the repurchase rights of the granting corporation shall be deemed to have lapsed ratably over a five-year period commencing with the fifth anniversary of the grant date.

        (5) No public market existed for the shares underlying these options as of December 28, 1996. Accordingly, no value in excess of the exercise price has been attributed to these options.

        Severance Agreements

             In 1988, Thermo Electron entered into severance agreements with several of its key employees, including key employees of the
                                       13
PAGE

        Corporation and other majority-owned subsidiaries. These agreements provide severance benefits if there is a change of control of Thermo Electron that is not approved by the Board of Directors of Thermo Electron and the employee's employment with Thermo Electron or the majority-owned subsidiary is terminated, for whatever reason, within one year thereafter. For purposes of the agreement a change of control exists upon (i) the acquisition of 50% or more of the outstanding common stock of Thermo Electron by any person without the prior approval of the board of directors of Thermo Electron, (ii) the failure of the board of directors of Thermo Electron, within two years after any contested election of directors or tender or exchange offer not approved by the board of directors, to be constituted of a majority of directors holding office prior to such event or (iii) any other event that the board of directors of Thermo Electron determines constitutes an effective change of control of Thermo Electron. Each of the recipients of these agreements would receive a lump-sum benefit at the time of a qualifying severance equal to the highest total cash compensation paid to the employee by Thermo Electron or the majority-owned subsidiary in any 12-month period during the three years preceding the severance event. A qualifying severance exists (i) if the employment of the executive officer is terminated for any reason within one year after a change in control of Thermo Electron or (ii) a group of directors of Thermo Electron consisting of directors of Thermo Electron on the date of the severance agreement or, if an election contest or tender or exchange offer for Thermo Electron's common stock has occurred, the directors of Thermo Electron immediately prior to such election contest or tender or exchange offer, and any future directors who are nominated or elected by such directors, determines that any other termination of the executive officer's employment should be treated as a qualifying severance. The benefits to be provided are limited so that the payments would not constitute so-called "excess parachute payments" under applicable provisions of the Internal Revenue Code of 1986. Assuming that severance benefits would have been payable under these agreements as of March 1, 1997, Mr. Wood would have received approximately $367,000.

         RELATIONSHIP WITH AFFILIATES

             Thermo Electron has adopted a strategy of selling a minority interest in subsidiary companies to outside investors as an important tool in its future development. As part of this strategy, Thermo Electron and certain of its subsidiaries have created several privately and publicly held subsidiaries. The Corporation has created Thermedics Detection Inc., Thermo Cardiosystems and Thermo Sentron Inc. as a publicly held subsidiaries and the Corporation has acquired the majority interest in a previously unaffiliated public company, Thermo Voltek Corp. From time to time, Thermo Electron and its subsidiaries will create other majority-owned subsidiaries as part of its spinout strategy. (The Corporation and such other majority-owned Thermo Electron subsidiaries are hereinafter
                                       14
PAGE
        referred to as the "Thermo Subsidiaries.")

             Thermo Electron and each of the Thermo Subsidiaries recognize that the benefits and support that derive from their affiliation are essential elements of their individual performance. Accordingly, Thermo Electron and each of the Thermo Subsidiaries have adopted the Thermo Electron Corporate Charter (the "Charter") to define the relationships and delineate the nature of such cooperation among themselves. The purpose of the Charter is to ensure that (1) all of the companies and their stockholders are treated consistently and fairly, (2) the scope and nature of the cooperation among the companies, and each company's responsibilities, are adequately defined, (3) each company has access to the combined resources and financial, managerial and technological strengths of the others, and (4) Thermo Electron and the Thermo Subsidiaries, in the aggregate, are able to obtain the most favorable terms from outside parties.

             To achieve these ends, the Charter identifies the general principles to be followed by the companies, addresses the role and responsibilities of the management of each company, provides for the sharing of group resources by the companies and provides for centralized administrative, banking and credit services to be performed by Thermo Electron. The services provided by Thermo Electron include collecting and managing cash generated by members, coordinating the access of Thermo Electron and the Thermo Subsidiaries (the "Thermo Group") to external financing sources, ensuring compliance with external financial covenants and internal financial policies, assisting in the formulation of long-range planning and providing other banking and credit services. Pursuant to the Charter, Thermo Electron may also provide guarantees of debt or other obligations of the Thermo Subsidiaries or may obtain external financing at the parent level for the benefit of the Thermo Subsidiaries. In certain instances, the Thermo Subsidiaries may provide credit support to, or on behalf of, the consolidated entity or may obtain financing directly from external financing sources. Under the Charter, Thermo Electron is responsible for determining that the Thermo Group remains in compliance with all covenants imposed by external financing sources, including covenants related to borrowings of Thermo Electron or other members of the Thermo Group, and for apportioning such constraints within the Thermo Group. In addition, Thermo Electron establishes certain internal policies and procedures applicable to members of the Thermo Group. The cost of the services provided by Thermo Electron to the Thermo Subsidiaries is covered under existing corporate services agreements between Thermo Electron and each of the Thermo Subsidiaries.

             The Charter presently provides that it shall continue in effect so long as Thermo Electron and at least one Thermo Subsidiary participate. The Charter may be amended at any time by agreement of the participants. Any Thermo Subsidiary, including the Corporation, can withdraw from participation in the Charter
                                       15
PAGE
        upon 30 days' prior notice. In addition, Thermo Electron may terminate a subsidiary's participation in the Charter in the event the subsidiary ceases to be controlled by Thermo Electron or ceases to comply with the Charter or the policies and procedures applicable to the Thermo Group. A withdrawal from the Charter automatically terminates the corporate services agreement and tax allocation agreement (if any) in effect between the withdrawing company and Thermo Electron. The withdrawal from participation does not terminate outstanding commitments to third parties made by the withdrawing company, or by Thermo Electron or other members of the Thermo Group, prior to the withdrawal. However, a withdrawing company is required to continue to comply with all policies and procedures applicable to the Thermo Group and to provide certain administrative functions mandated by Thermo Electron so long as the withdrawing company is controlled by or affiliated with Thermo Electron.

             As provided in the Charter, the Corporation and Thermo Electron have entered into a Corporate Services Agreement (the "Services Agreement") under which Thermo Electron's corporate staff provides certain administrative services, including certain legal advice and services, risk management, employee benefit administration, tax advice and preparation of tax returns, centralized cash management and financial and other services to the Corporation. The Corporation was assessed an annual fee equal to 1.0% of the Corporation's revenues for these services for calendar 1996. The fee is reviewed annually and may be changed by mutual agreement of the Corporation and Thermo Electron. During fiscal 1996, Thermo Electron assessed the Corporation $2,613,000 in fees under the Services Agreement. Management believes that the charges under the Services Agreement are reasonable and that the terms of the Services Agreement are fair to the Corporation. For items such as employee benefit plans, insurance coverage and other identifiable costs, Thermo Electron charges the Corporation based on charges attributable to the Corporation. The Services Agreement automatically renews for successive one-year terms, unless canceled by the Corporation upon 30 days' prior notice. In addition, the Services Agreement terminates automatically in the event the Corporation ceases to be a member of the Thermo Group or ceases to be a participant in the Charter. In the event of a termination of the Services Agreement, the Corporation will be required to pay a termination fee equal to the fee that was paid by the Corporation for services under the Services Agreement for the nine-month period prior to termination. Following termination, Thermo Electron may provide certain administrative services on an as-requested basis by the Corporation or as required in order to meet the Corporation's obligations under Thermo Electron's policies and procedures. Thermo Electron will charge the Corporation a fee equal to the market rate for comparable services if such services are provided to the Corporation following termination.

             As of December 28, 1996, $74,625,000 of the Corporation's cash equivalents were invested in a repurchase agreement with
                                       16
PAGE

        Thermo Electron. Under this agreement, the Corporation in effect lends excess cash to Thermo Electron, which Thermo Electron collateralizes with investments principally consisting of corporate notes, U.S. government agency securities, money market funds, commercial paper and other marketable securities, in the amount of at least 103% of such obligation. The Corporation's funds subject to the repurchase agreement are readily convertible into cash by the Corporation and have a maturity of three months or less. The repurchase agreement earns a rate based on the Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

             Thermo Electron owned approximately 55% of the Corporation's outstanding Common Stock on December 28, 1996. Thermo Electron intends for the foreseeable future to maintain at least 50% ownership of the Corporation. This may require the purchase by Thermo Electron of additional shares of the Corporation's Common Stock from time to time as the number of outstanding shares issued by the Corporation increases. These purchases may be made either in the open market or directly from the Corporation.

             The Corporation allocates a portion of the salary, bonus and travel expenses of two executive officers of the Corporation to Thermo Electron for the time such officers devote to Thermo Electron in connection with certain management responsibilities relating to Thermo Electron's other biomedical businesses. In 1996, the portion allocated to Thermo Electron was $707,000.

             On January 22, 1996, the Corporation issued 1,688,161 shares of its common stock to Thermo Electron in exchange for 315,199 shares of the common stock of the Corporation's Thermo Voltek Corp. subsidiary ("Thermo Voltek") and 529,965 shares of the common stock of the Corporation's Thermo Cardiosystems Inc. subsidiary ("Thermo Cardiosystems"). The shares of common stock of the Corporation, Thermo Voltek and Thermo Cardiosystems were valued based upon the average closing sale price for each company's shares on the American Stock Exchange for the five days prior to the completion of the transaction.

             From time to time the Corporation may transact business with other companies in the Thermo Group. In fiscal 1996, these transactions included the following.

             X-ray sources used in certain products are manufactured for the Corporation's Thermedics Detection Inc. subsidiary ("Thermedics Detection") by Trex Medical Corporation, a subsidiary of Thermo Electron's ThermoTrex Corporation subsidiary. During 1996, Thermedics Detection paid $162,000 to Trex Medical Corporation for these x-ray sources. Thermo Electron's Tecomet division provides metal fabrication services in connection with the manufacture of the heart assist devices sold by Thermo Cardiosystems and certain products sold by Thermedics Detection. During 1995, the Corporation paid Tecomet $2,977,115 for these services. Pursuant to a subcontract entered
                                       17
PAGE
        into in October 1993, Thermedics Detection performs research and development services for Coleman Research Corporation ("Coleman"), which is the prime contractor under a contract with the U.S. Department of Energy. Coleman is a wholly owned subsidiary of Thermo Electron and was acquired by Thermo Electron in March 1995. Coleman paid Thermedics Detection $618,997 for services rendered in 1996.

             In connection with the acquisition by the Corporation of its Thermo Sentron Inc. subsidiary ("Thermo Sentron"), Thermo Sentron ceased to distribute a line of alloy analyzers. In January 1995, this distributorship ("TN Technologies" or "TN") was transferred to Thermo Instrument Systems Inc. ("Thermo Instrument"), a publicly traded, majority-owned subsidiary of Thermo Electron, for book value. Thermo Sentron acts as a distributor in Europe for process measurement instruments manufactured by TN. In 1996, Thermo Sentron purchased such products from TN for $563,000. In 1996, Thermo Sentron sold meters to TN pursuant to purchase orders resulting in revenues of $114,000.

             In 1996, Thermo Sentron received a ten percent (10%) commission totaling $69,670 from Gamma-Metrics, a wholly owned subsidiary of Metrika Systems Corporation, a majority-owned subsidiary of Thermo Instrument, which Thermo Sentron earned in connection with the sale by Gamma-Metrics of one of its CrossBelt Analyzers to an Australian-based cement manufacturing company.

             The Corporation sells products in the ordinary course of business to Thermo Electron and its subsidiaries. In 1996, the Corporation derived revenues of approximately $190,000 from these sales.

             In March and November 1996, Thermedics Detection completed private placements of an aggregate of 683,500 shares of its common stock primarily to outside investors. Dr. David H. Fine and Mr. Jeffrey J. Langan, vice presidents of the Corporation, each purchased 10,000 shares of the common stock Thermedics Detection in the March private placement at a purchase price of $10.00 per share, the same price paid by unaffiliated buyers.

        Stock Holding Assistance Plan

             During 1996, the Human Resources Committee of the Board of Directors (the "Committee") established a stock holding policy for executive officers of the Corporation. The stock holding policy specifies an appropriate level of ownership of the Corporation's Common Stock as a multiple of the officer's compensation. For the chief executive officer, the multiple is one times his base salary and reference bonus for the calendar year. For all other officers, the multiple is one times the officer's base salary. The Committee deemed it appropriate to permit officers to achieve these ownership levels over a three-year period.

                                       18
PAGE

             In order to assist officers in complying with the policy, the Committee also adopted a stock holding assistance plan under which the Corporation is authorized to make interest-free loans to officers to enable them to purchase shares of the Common Stock in the open market. The loans are required to be repaid upon the earlier of demand or the fifth anniversary of the date of the
        loan, unless otherwise authorized by the Committee.    No loans
        were outstanding under this program in 1996.