Form 10-Q
period 1997-03-29
THERMEDICS INC
filed 1997-05-05
CIK 721356

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                     ---------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended March 29, 1997.

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

          Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Class                 Outstanding at April 25, 1997
          ----------------------------    -----------------------------
          Common Stock, $.10 par value              36,698,118
PAGE

   PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements


                                 THERMEDICS INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                     March 29, December 28,
    (In thousands)                                        1997         1996
    -----------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                       $130,252     $ 82,800
      Short-term available-for-sale
        investments, at quoted market
        value (amortized cost of $65,872 and
        $64,950; includes $1,817 and $1,937
        of related-party investments)                   65,272       65,054
      Accounts receivable, less allowances
        of $4,891 and $4,641                            58,545       62,783
      Inventories:
        Raw materials and supplies                      23,570       28,209
        Work in process and finished goods              32,535       26,021
      Prepaid income taxes and expenses                 15,264       14,713
                                                      --------     --------
                                                       325,438      279,580
                                                      --------     --------

    Property, Plant, and Equipment, at Cost             50,560       48,892
      Less: Accumulated depreciation and
            amortization                                28,897       27,342
                                                      --------     --------
                                                        21,663       21,550
                                                      --------     --------

    Long-term Available-for-sale Investments,
      at Quoted Market Value (amortized cost
      of $19,594 and $33,929)                           19,588       33,920
                                                      --------     --------
    Other Assets                                         8,326        7,885
                                                      --------     --------
    Cost in Excess of Net Assets of Acquired
      Companies                                        113,297      113,764
                                                      --------     --------
                                                      $488,312     $456,699
                                                      ========     ========



                                        2PAGE

                                 THERMEDICS INC.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                     March 29,  December 28,
    (In thousands except share amounts)                   1997          1996
    ------------------------------------------------------------------------
    Current Liabilities:
      Notes payable and current maturities
        of long-term obligations                      $  5,897      $  9,017
      Accounts payable                                  18,993        19,615
      Accrued payroll and employee benefits              9,949        11,951
      Deferred revenue                                   1,640         1,397
      Accrued income taxes                               7,512         5,438
      Accrued warranty costs                             3,889         3,971
      Other accrued expenses                            19,622        18,421
      Due to parent company and affiliated companies     2,404         1,600
                                                      --------      --------
                                                        69,906        71,410
                                                      --------      --------
    Deferred Income Taxes and Other Deferred Items       1,411         1,382
                                                      --------      --------

    Long-term Obligations:
      Subordinated convertible obligations              73,451        74,345
      Other                                                 14            14
                                                      --------      --------
                                                        73,465        74,359
                                                      --------      --------
    Minority Interest                                  116,260        97,966
                                                      --------      --------

    Shareholders' Investment:
      Common stock, $.10 par value, 100,000,000
        shares authorized; 36,846,175 and
        33,842,500 shares issued                         3,685         3,684
      Capital in excess of par value                   133,458       138,433
      Retained earnings                                 96,508        74,542
      Treasury stock at cost, 154,469 and 166,144
        shares                                          (4,348)       (4,729)
      Cumulative translation adjustment                 (1,645)         (409)
      Net unrealized gain (loss) on available-for-
        sale investments                                  (388)           61
                                                      --------      --------
                                                       227,270       211,582
                                                      --------      --------
                                                      $488,312      $456,699
                                                      ========      ========


    The accompanying notes are an integral part of these consolidated financial statements.


                                        3PAGE

                                 THERMEDICS INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                       Three Months Ended
                                                     -----------------------
                                                     March 29,     March 30,
    (In thousands except per share amounts)               1997          1996
    ------------------------------------------------------------------------
    Revenues                                           $72,057       $68,994
                                                       -------       -------

    Costs and Operating Expenses:
      Cost of revenues                                  36,961        35,809
      Selling, general, and administrative expenses     21,964        20,964
      Research and development expenses                  5,584         4,974
                                                       -------       -------
                                                        64,509        61,747
                                                       -------       -------

    Operating Income                                     7,548         7,247

    Interest Income                                      2,637         2,106
    Interest Expense                                      (269)       (1,278)
    Gain on Issuance of Stock by Subsidiaries (Note 3)  17,075         2,516
    Gain on Sale of Investments                              -            68
                                                       -------       -------
    Income Before Provision for Income Taxes and
      Minority Interest                                 26,991        10,659
    Provision for Income Taxes                           3,764         3,332
    Minority Interest Expense                            1,261         2,070
                                                       -------       -------
    Net Income                                         $21,966       $ 5,257
                                                       =======       =======
    Earnings per Share                                 $   .56       $   .15
                                                       =======       =======
    Weighted Average Shares                             38,956        35,597
                                                       =======       =======


    The accompanying notes are an integral part of these consolidated financial statements.

                                        4PAGE

                                 THERMEDICS INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                       Three Months Ended
                                                     -----------------------
                                                     March 29,     March 30,
    (In thousands)                                        1997          1996
    ------------------------------------------------------------------------
    Operating Activities:
      Net income                                      $ 21,966      $  5,257
      Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation and amortization                  2,563         2,882
          Provision for losses on accounts receivable      202           254
          Gain on issuance of stock by subsidiaries    (17,075)       (2,516)
          Gain on sale of investments                        -           (68)
          Minority interest expense                      1,261         2,070
          Other noncash expenses                            16            37
          Changes in current accounts, excluding
            the effects of acquisitions:
              Accounts receivable                        2,906        (5,064)
              Inventories                               (2,389)       (1,522)
              Prepaid income taxes and expenses           (443)          182
              Accounts payable                            (225)        1,312
              Other current liabilities                  2,142         5,612
                                                      --------      --------
    Net cash provided by operating activities           10,924         8,436
                                                      --------      --------
    Investing Activities:
      Acquisitions, net of cash acquired                (1,059)      (25,797)
      Proceeds from sale and maturities of
        available-for-sale investments                  32,008        38,914
      Purchases of available-for-sale investments      (18,596)      (26,247)
      Purchases of property, plant, and equipment       (2,163)       (2,187)
      Other                                                147        (2,657)
                                                      --------      --------
    Net cash provided by (used in) investing
      activities                                      $ 10,337      $(17,974)
                                                      --------      --------




                                        5PAGE

                                 THERMEDICS INC.

                                   (Unaudited)


                                                       Three Months Ended
                                                     -----------------------
                                                     March 29,     March 30,
    (In thousands)                                        1997          1996
    ------------------------------------------------------------------------
    Financing Activities:
      Net proceeds from issuance of Company and
        subsidiary common stock (Note 3)              $ 28,446      $  3,898
      Purchases of Company and subsidiaries
        common stock                                    (3,911)            -
      International Technidyne transfer (to) from
        parent company                                     384        (2,338)
      Proceeds from issuance of note payable to
        parent company                                       -        15,000
      Repayment and repurchase of long-term
        obligations                                          -          (257)
      Net decrease in short-term borrowings                773         4,668
                                                      --------      --------
    Net cash provided by financing activities           25,692        20,971
                                                      --------      --------
    Exchange Rate Effect on Cash                           499          (101)
                                                      --------      --------
    Increase in Cash and Cash Equivalents               47,452        11,332
    Cash and Cash Equivalents at Beginning of Period    82,800        37,413
                                                      --------      --------

    Cash and Cash Equivalents at End of Period        $130,252      $ 48,745
                                                      ========      ========
    Noncash Activities:
      Fair value of assets of acquired companies      $  1,433      $ 30,792
      Cash paid for acquired companies                  (1,059)      (26,826)
                                                      --------      --------
        Liabilities assumed of acquired companies     $    374      $  3,966
                                                      ========      ========
      Conversions of the Company's and subsidiaries'
        subordinated convertible obligations          $  4,650      $ 12,290
                                                      ========      ========


    The accompanying notes are an integral part of these consolidated financial statements.





                                        6PAGE

                                 THERMEDICS INC.

                   Notes to Consolidated Financial Statements

    1.  General

        The interim consolidated financial statements presented have been prepared by Thermedics Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at March 29, 1997, the results of operations for the three-month periods ended March 29, 1997, and March 30, 1996, and the cash flows for the three-month periods ended March 29, 1997, and March 30, 1996. Interim results are not necessarily indicative of results for a full year.

        Historical financial results have been restated to include International Technidyne Corporation (International Technidyne), which was acquired by the Company's majority-owned subsidiary, Thermo Cardiosystems Inc. (Thermo Cardiosystems), in a transaction accounted for in a manner similar to a pooling-of-interests (Note 2). The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, filed with the Securities and Exchange Commission.

    2.  Acquisition

        In March 1997, Thermo Cardiosystems announced its intention to acquire International Technidyne from Thermo Electron Corporation (Thermo Electron), the Company's parent company, in a merger in which approximately 3,356,000 shares of Thermo Cardiosystems' common stock would be issued in exchange for all of the outstanding shares of International Technidyne. On May 2, 1997, the transaction was completed, subject to Thermo Cardiosystems' shareholder approval of the issuance of the 3,355,705 Thermo Cardiosystems' shares issued to Thermo Electron in the merger. International Technidyne is a leading manufacturer of near-patient, whole-blood, coagulation-testing equipment and related disposables and also manufactures single-use, premium-priced, skin-incision devices. In 1996, International Technidyne's revenues and net income were $34.0 million and $4.7 million, respectively.

        Because Thermo Cardiosystems and International Technidyne were deemed for accounting purposes to be under control of their common majority owner, Thermo Electron, the transaction has been accounted for at historical cost in a manner similar to a pooling-of-interests. Accordingly, all historical financial information presented has been restated to reflect the acquisition of International Technidyne. The 3,355,705 shares of Thermo Cardiosystems' common stock issuable in exchange for International Technidyne will not be issued until the listing of such shares for trading upon American Stock Exchange has been approved by Thermo Cardiosystems' shareholders. Because the Company is the majority shareholder and intends to vote its shares in favor of such listing, the approval is assured and, therefore, the acquisition is considered to be complete as of January 1, 1996. Revenues and net

                                        7PAGE

                                 THERMEDICS INC.

    income as previously reported for the separate entities prior to the acquisition and as restated for the combined company are as follows:

                                                         Three Months Ended
    (In thousands)                                         March 30, 1996
    -----------------------------------------------------------------------
    Revenues:
      Historical                                                  $60,282
      International Technidyne                                      8,712
                                                                  -------
                                                                  $68,994
                                                                  =======
    Net Income:
      Historical                                                  $ 4,753
      International Technidyne                                      1,020
      Minority interest expense                                      (516)
                                                                  -------
                                                                  $ 5,257
                                                                  =======

    3.  Issuance of Stock by Subsidiary

        In March 1997, the Company's Thermedics Detection Inc. (Thermedics Detection) subsidiary issued 2,671,292 shares of its common stock in an initial public offering at $11.50 per share, for net proceeds of approximately $28.1 million, resulting in a gain of $17.1 million. Following the initial public offering, the Company owned 75% of Thermedics Detection's outstanding common stock.


    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on form 10-K, as amended, for the fiscal year ended December 28, 1996, filed with the Securities and Exchange Commission.
                                        8PAGE

                                 THERMEDICS INC.

    Overview

        The Company's business can be divided into two segments: Instruments and Other Equipment, and Biomedical Products. The Instruments and Other Equipment segment includes the Company's Thermo Sentron Inc. (Thermo Sentron) subsidiary, which designs, develops, manufactures, and sells high-speed precision-weighing and inspection equipment for industrial production and packaging lines; its Orion laboratory products division (Orion), which manufactures electrochemistry, microweighing, process, and other instruments used to analyze the chemical compositions of foods, beverages, and pharmaceuticals, and to detect contaminants in high-purity water; its Thermedics Detection Inc. (Thermedics Detection) subsidiary, which develops, manufactures, and markets high-speed detection instruments used in on-line industrial process applications, explosives detection, and laboratory analysis; and its Thermo Voltek Corp. (Thermo Voltek) subsidiary, which manufactures electromagnetic compatibility
    (EMC) testing instruments, high-voltage power-conversion systems, programmable power amplifiers, and radio frequency power amplifiers.

        As part of its Biomedical Products segment, the Company's Thermo Cardiosystems Inc. (Thermo Cardiosystems) subsidiary manufactures implantable left ventricular-assist systems (LVAS). Thermo Cardiosystems' electric LVAS is being used in Europe as a bridge to transplant and as an alternative to medical therapy. According to terms set by the U.S. Food and Drug Administration (FDA), no profit can be earned from the sale of an LVAS in the U.S. until the FDA has approved the device for commercial sale. With the FDA's approval, the Company began earning a profit on the sale of its air-driven LVAS in the fourth quarter of 1994. Until FDA approval has been obtained, the Company may not earn a profit on the sale in the U.S. of other products, such as the electric LVAS, currently used in clinical studies. Thermo Cardiosystems' International Technidyne Corporation (International Technidyne) subsidiary (Note 2) is a leading manufacturer of near-patient, whole-blood, coagulation-testing equipment and related disposables and also manufactures single-use, premium-priced, skin-incision devices. The Company also develops and manufactures enteral nutrition-delivery systems and a line of medical-grade polymers used in medical disposables and nonmedical, industrial applications, including safety glass and automotive coatings.

        A significant amount of the Company's revenues are derived from sales of products outside of the U.S., through export sales and sales by the Company's foreign subsidiaries. The Company expects an increase in the percentage of revenues derived from international operations. Although the Company seeks to charge its customers in the same currency as its operating costs, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations between the U.S. dollar and foreign currencies. Where appropriate, the Company uses forward contracts to reduce its exposure to currency fluctuations.

                                        9PAGE

                                 THERMEDICS INC.

    Results of Operations

    First Quarter 1997 Compared With First Quarter 1996

        Total revenues in the first quarter of 1997 were $72.1 million, compared with $69.0 million in the first quarter of 1996. Instruments and Other Equipment segment revenues increased to $53.2 million in 1997 from $49.8 million in 1996, primarily due to an increase in revenues of $3.1 million and $1.3 million at Thermedics Detection and Thermo Sentron, respectively, offset in part by a $0.9 million decline in revenues at Thermo Voltek. Revenues at Thermedics Detection increased to $12.4 million in 1997 from $9.3 million in 1996. Revenue from Thermedics Detection's process detection instruments increased to $4.7 million in 1997 from $1.3 million in 1996, primarily as a result of the continued fulfillment of a mandated product-line upgrade from The Coca-Cola Company to its existing installed base and, to a lesser extent, increased shipments of its InScan systems, introduced in early 1996. Revenues from the mandated product-line upgrade are expected to continue through the third quarter of 1997. Revenues from Thermedics Detection's EGIS explosives-detection systems and related services decreased to $1.0 million in 1997 from $2.9 million in 1996, primarily due to reduced demand in 1997 when compared with the sale in 1996 of eight EGIS systems to the U.S. government to provide counter-terrorism support in Israel. In May 1997, Thermedics Detection was awarded a $6.2 million contract for its EGIS systems from the Federal Aviation Administration. Revenues from Thermedics Detection's Moisture Systems subsidiary, acquired in the first quarter of 1996, increased $1.1 million, primarily due to the inclusion of revenues for the full quarter in 1997. Revenues from Thermo Sentron increased to $18.0 million in 1997 from $16.7 million in 1996, primarily due to the inclusion of revenues from the Endress + Hauser, Inc. solids-flow measurement product line, purchased in April 1996, and RCC Industrial Pty. Limited, acquired in February 1997. Revenues from Thermo Voltek decreased to $9.7 million in 1997 from $10.6 million in 1996, primarily due to a decline in revenues at Comtest and Keytek, offset in part by the inclusion of $1.7 million in revenues from Pacific Power Source Corporation, acquired in July 1996. The decline in revenues resulted primarily from lower demand for EMC test products and, to a lesser extent, a decline in the component-reliability market for electrostatic discharge test equipment caused by a slowdown in capital expenditures by the semiconductor industry.

        Biomedical Products segment revenues declined slightly to $18.8 million in the first quarter of 1997 from $19.2 million in the first quarter of 1996. Revenues from Thermo Cardiosystems decreased to $14.9 million in 1997 from $15.4 million in 1996, primarily due to a $1.7 million decrease in revenues from its air-driven LVAS, offset in part by a $0.7 million increase in revenues from its electric LVAS. The Company expects that revenues from Thermo Cardiosystems' LVAS will stabilize at current levels until the electric system is approved in the U.S. for commercial sale and for use outside the hospital. The Company believes that this approval could occur during 1997, however, there can be no assurance that Thermo Cardiosystems will receive this approval within the expected time period, or at all. Revenues from Thermo Cardiosystems' LVAS were also adversely affected by a slowdown in orders in response to a modification initiated by Thermo Cardiosystems of certain of its systems

                                       10PAGE

                                 THERMEDICS INC.

    in the field. The modification was completed in the first quarter of 1997. The decrease in revenues in 1997 was also offset in part by the inclusion of $0.6 million in revenues from Nimbus Medical Inc. (Nimbus), acquired in December 1996, and, to a lesser extent, an increase in revenues from International Technidyne.

        The gross profit margin was 49% in the first quarter of 1997, compared with 48% in the first quarter of 1996. The gross profit margin for the Instruments and Other Equipment segment increased to 47% in 1997 from 46% in 1996, as a result of a change in product mix and field service efficiencies at Thermedics Detection and the inclusion of higher-margin revenues at Orion. To a lesser extent, gross profit margin increased due to the inclusion of higher-margin revenues at Moisture Systems for the full quarter in 1997. These increases were offset in part by a decrease in the gross profit margin at Thermo Voltek, primarily due to the sale of lower-margin products and the effect of a decrease in revenues.

        The gross profit margin for the Biomedical Products segment decreased to 53% in the first quarter of 1997 from 54% in the first quarter of 1996. This decrease was primarily due to a decline in the gross profit margin at Thermo Cardiosystems as a result of increased warranty costs associated with the LVAS modification and, to a lesser extent, the inclusion of low-margin revenues from Nimbus. These decreases were offset in part by an increase in gross profit margin at International Technidyne and in the Company's polymer products business as a result of manufacturing efficiencies.

        Selling, general, and administrative expenses as a percentage of revenues remained unchanged at 30% in the first quarters of 1997 and 1996. Higher marketing expenses as a result of an increase in sales force at Thermo Cardiosystems and Thermedics Detection and, to a lesser extent, increased expenses as a percentage of revenues at Thermo Voltek due to a decrease in revenues, were offset by lower general and administrative expenses at Thermedics Detection as a result of an increase in revenues in 1997 and nonrecurring costs in 1996. The nonrecurring costs in 1996 related to a reduction in personnel and other adjustments. Research and development expenses as a percentage of revenues increased to 7.7% in the first quarter of 1997 from 7.2% in the first quarter of 1996, primarily due to increased research and development expenses at Thermo Cardiosystems and, to a lesser extent, a decrease in revenues at Thermo Voltek.

        Interest income increased to $2.6 million in the first quarter of 1997 from $2.1 million in the first quarter of 1996, primarily due to higher average invested balances, primarily at Thermo Sentron as a result of its second quarter 1996 initial public offering. Interest expense decreased to $0.3 million in the first quarter of 1997 from $1.3 million in the first quarter of 1996, as a result of conversions of subordinated convertible obligations and a reduction in short-term borrowings at Thermo Sentron.

                                       11PAGE

                                 THERMEDICS INC.

        The Company has adopted a strategy of spinning out certain of its businesses into separate subsidiaries and having these subsidiaries sell a minority interest to outside investors. The Company believes that this strategy provides additional motivation and incentives for the management of the subsidiaries through the establishment of subsidiary-level stock option incentive programs, as well as capital to support the subsidiaries' growth. As a result of the sale of stock by subsidiaries, the Company recorded gains of approximately $17.1 million in the first quarter of 1997 and $2.5 million in the first quarter of 1996 (Note 3). The size and timing of these transactions are dependent on market and other conditions that are beyond the Company's control. Accordingly, there can be no assurance that the Company will be able to realize gains from such transactions in the future.

        The effective tax rates in the first quarters of 1997 and 1996 were below the federal income tax rate primarily due to nontaxable gains on issuance of stock by subsidiaries, offset in part by the impact of state income taxes and the nondeductible amortization of cost in excess of net assets of acquired companies.

        Minority interest expense in the first quarter of 1997 decreased to $1.3 million from $2.1 million in the first quarter of 1996 due to lower profits at Thermo Cardiosystems and a net loss at Thermo Voltek, offset in part by the minority interest associated with Thermo Sentron.

    Liquidity and Capital Resources

        Consolidated working capital was $255.5 million at March 29, 1997, compared with $208.2 million at December 28, 1996. Cash, cash equivalents, and short- and long-term available-for-sale investments were $215.1 million at March 29, 1997, compared with $181.8 million at December 28, 1996. Of the $215.1 million balance at March 29, 1997, $82.5 million was held by Thermo Cardiosystems, $47.3 million by Thermedics Detection, $34.2 million by Thermo Sentron, $28.5 million by Thermo Voltek, and the remainder by the Company and its wholly owned subsidiaries.

        During the first quarter of 1997, $10.9 million of cash was provided by operating activities. Cash of $5.0 million, provided by a decrease in accounts receivable and an increase in other current liabilities, was offset in part by cash of $2.4 million used to fund an increase in inventories.

        Excluding purchases, sales, and maturities of available-for-sale investments, the Company's primary investing activities during the first quarter of 1997 included $2.2 million for purchases of property, plant, and equipment and $1.1 million for an acquisition. During the remainder of 1997, the Company expects to make capital expenditures of approximately $5.8 million.

        During the first quarter of 1997, the Company expended approximately $25.7 million for financing activities. In March 1997, Thermedics Detection issued shares of its common stock in an initial public offering for net proceeds of approximately $28.1 million (Note 3).
                                       12PAGE

                                 THERMEDICS INC.

        The Company intends, for the foreseeable future, to maintain at least 50% ownership of Thermo Cardiosystems, Thermo Voltek, Thermo Sentron, and Thermedics Detection. This may require the Company to purchase additional shares of common stock or, if applicable, convertible debentures (which are then converted) of these companies from time to time, as the number of the companies' outstanding shares increase, whether as a result of conversion of convertible notes or exercise of stock options issued by them, or otherwise. These or any other purchases may be made either in the open market, directly from Thermo Electron, or the relevant subsidiary, or, in the case of Thermo Voltek, pursuant to the conversion of all or part of its subordinated convertible notes held by the Company. The Company's Board of Directors authorized the repurchase, through June 1, 1997, of up to $10.0 million of its own securities. The Company's authorization also includes the purchase of securities of Thermo Cardiosystems, Thermo Voltek, and Thermo Sentron. In addition, the Company's Board of Directors authorized the purchase, through January 28, 1998, of up to an additional $5.0 million of securities of Thermo Voltek. Through March 29, 1997, the Company had expended $13.9 million under its authorizations, including $3.9 million expended in 1997.

        Thermo Cardiosystems' Board of Directors has authorized the repurchase, through August 12, 1997, of up to $10.0 million of its own securities and, through April 1, 1998, of up to an additional $20.0 million of its own securities. Thermo Voltek's Board of Directors has authorized the repurchase, through April 17, 1998, of up to $10.0 million of its own securities. Through March 29, 1997, Thermo Cardiosystems had expended $5.7 million under its authorizations, none of which was expended in 1997, and Thermo Voltek had not expended any funds under its authorizations. Any such purchases would be funded from working capital.

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


                                       13PAGE

                                 THERMEDICS INC.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of May 1997.

                                              THERMEDICS INC.



                                              Paul F. Kelleher
                                              --------------------
                                              Paul F. Kelleher
                                              Chief Accounting Officer



                                              John N. Hatsopoulos
                                              --------------------
                                              John N. Hatsopoulos
                                              Vice President and Chief
                                                Financial Officer






                                       14PAGE

                                 THERMEDICS INC.

                                  EXHIBIT INDEX


    Exhibit
    Number      Document
    ------------------------------------------------------------------------
       2.1      Agreement and Plan of Reorganization among Thermo
                Cardiosystems Inc., ITC Acquisition Corp., Thermo Electron
                Corporation, ITC Holdings Inc., and International Technidyne
                Corporation dated as of May 2, 1997 (filed as Exhibit 2.1 to
                Thermo Cardiosystems' Quarterly Report on Form 10-Q for the quarter ended March 29, 1997 [File No. 1-10114] and incorporated herein by reference).

      11        Statement re: Computation of Earnings per Share.

      27        Financial Data Schedule.