Form 10-Q
period 1997-06-28
THERMEDICS INC
filed 1997-08-05
CIK 721356

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                     ---------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended June 28, 1997.

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

          Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Class                 Outstanding at July 25, 1997
          ----------------------------    ----------------------------
          Common Stock, $.10 par value             36,701,779
PAGE

   PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements


                                 THERMEDICS INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                     June 28,  December 28,
    (In thousands)                                       1997          1996
    -----------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                      $168,344      $ 82,800
      Short-term available-for-sale
        investments, at quoted market value
        (amortized cost of $57,391 and $64,950;
        includes $1,847 and $1,937 of related-
        party investments)                             57,576        65,054
      Accounts receivable, less allowances of
        $4,851 and $4,641                              60,575        62,783
      Inventories:
        Raw materials and supplies                     24,485        28,210
        Work in process                                18,508        10,719
        Finished goods                                 16,912        15,301
      Prepaid income taxes and expenses                15,176        14,713
                                                     --------      --------
                                                      361,576       279,580
                                                     --------      --------

    Property, Plant, and Equipment, at Cost            52,220        48,892
      Less: Accumulated depreciation and
            amortization                               30,643        27,342
                                                     --------      --------
                                                       21,577        21,550
                                                     --------      --------

    Long-term Available-for-sale Investments,
      at Quoted Market Value (amortized cost
      of $25,782 and $33,929)                          25,796        33,920
                                                     --------      --------
    Other Assets                                       10,065         7,885
                                                     --------      --------
    Cost in Excess of Net Assets of Acquired
      Companies (Note 2)                              114,889       113,764
                                                     --------      --------
                                                     $533,903      $456,699
                                                     ========      ========


                                        2PAGE

                                 THERMEDICS INC.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                     June 28,   December 28,
    (In thousands except share amounts)                  1997           1996
    ------------------------------------------------------------------------
    Current Liabilities:
      Notes payable and current maturities of
        long-term obligations                        $  5,956       $  9,017
      Accounts payable                                 18,940         19,615
      Accrued payroll and employee benefits            10,285         11,951
      Deferred revenue                                  2,070          1,397
      Accrued income taxes                              8,438          5,438
      Payable for repurchase of subsidiary common
        stock                                           7,835              -
      Accrued warranty costs                            3,857          3,971
      Other accrued expenses                           18,519         18,421
      Due to parent company and affiliated companies    3,111          1,600
                                                     --------       --------
                                                       79,011         71,410
                                                     --------       --------
    Deferred Income Taxes and Other Deferred Items      1,418          1,382
                                                     --------       --------

    Long-term Obligations:
      Subordinated convertible obligations (Note 4)   143,450         74,345
      Other                                                14             14
                                                     --------       --------
                                                      143,464         74,359
                                                     --------       --------
    Minority Interest                                  94,240         97,966
                                                     --------       --------

    Shareholders' Investment:
      Common stock, $.10 par value, 100,000,000
        shares authorized; 36,846,175 and
        36,842,500 shares issued                        3,685          3,684
      Capital in excess of par value                  116,026        138,433
      Retained earnings                               102,014         74,542
      Treasury stock at cost, 145,346 and 166,144
        shares                                         (4,033)        (4,729)
      Cumulative translation adjustment                (2,049)          (409)
      Net unrealized gain on available-for-sale
        investments                                       127             61
                                                     --------       --------
                                                      215,770        211,582
                                                     --------       --------
                                                     $533,903       $456,699
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.

                                        3PAGE

                                 THERMEDICS INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                       Three Months Ended
                                                     -----------------------
                                                      June 28,      June 29,
    (In thousands except per share amounts)               1997          1996
    ------------------------------------------------------------------------
    Revenues                                           $75,996       $71,094
                                                       -------       -------

    Costs and Operating Expenses:
      Cost of revenues                                  38,140        36,973
      Selling, general, and administrative expenses     21,552        21,454
      Research and development expenses                  6,227         5,388
      Nonrecurring costs                                     -        12,728
                                                       -------       -------
                                                        65,919        76,543
                                                       -------       -------

    Operating Income (Loss)                             10,077        (5,449)

    Interest Income                                      3,305         2,855
    Interest Expense                                      (714)       (1,259)
    Gain on Issuance of Stock by Subsidiaries                -        17,969
                                                       -------       -------
    Income Before Provision for Income Taxes and
      Minority Interest                                 12,668        14,116
    Provision for Income Taxes                           5,174         1,728
    Minority Interest Expense                            1,988         2,634
                                                       -------       -------
    Net Income                                         $ 5,506       $ 9,754
                                                       =======       =======
    Earnings per Share                                 $   .14       $   .26
                                                       =======       =======
    Weighted Average Shares                             38,884        38,166
                                                       =======       =======


    The accompanying notes are an integral part of these consolidated financial statements.



                                        4PAGE

                                 THERMEDICS INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                          Six Months Ended
                                                      ----------------------
                                                      June 28,      June 29,
    (In thousands except per share amounts)               1997          1996
    ------------------------------------------------------------------------
    Revenues                                          $148,053      $140,088
                                                      --------      --------
    Costs and Operating Expenses:
      Cost of revenues                                  75,101        72,782
      Selling, general, and administrative expenses     43,516        42,418
      Research and development expenses                 11,811        10,362
      Nonrecurring costs                                     -        12,728
                                                      --------      --------
                                                       130,428       138,290
                                                      --------      --------

    Operating Income                                    17,625         1,798

    Interest Income                                      5,942         4,961
    Interest Expense                                      (983)       (2,537)
    Gain on Issuance of Stock by Subsidiaries (Note 3)  17,075        20,485
    Gain on Sale of Investments                              -            68
                                                      --------      --------
    Income Before Provision for Income Taxes and
      Minority Interest                                 39,659        24,775
    Provision for Income Taxes                           8,938         5,060
    Minority Interest Expense                            3,249         4,704
                                                      --------      --------
    Net Income                                        $ 27,472      $ 15,011
                                                      ========      ========
    Earnings per Share                                $    .71      $    .41
                                                      ========      ========
    Weighted Average Shares                             38,920        36,177
                                                      ========      ========


    The accompanying notes are an integral part of these consolidated financial statements.




                                        5PAGE

                                 THERMEDICS INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                        Six Months Ended
                                                     -----------------------
                                                      June 28,      June 29,
    (In thousands)                                        1997          1996
    ------------------------------------------------------------------------
    Operating Activities:
      Net income                                      $ 27,472      $ 15,011
      Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation and amortization                  5,411         6,415
          Provision for losses on accounts receivable      285           606
          Nonrecurring costs                                 -        12,728
          Gain on issuance of stock by subsidiaries
            (Note 3)                                   (17,075)      (20,485)
          Gain on sale of investments                        -           (68)
          Minority interest expense                      3,249         4,704
          Other noncash expenses                           738           523
          Changes in current accounts, excluding the
            effects of acquisitions:
              Accounts receivable                        1,293        (6,252)
              Inventories                               (5,897)       (2,453)
              Prepaid income taxes and expenses           (568)          (67)
              Accounts payable                            (518)          321
              Other current liabilities                  2,098        (5,220)
                                                      --------      --------
    Net cash provided by operating activities           16,488         5,763
                                                      --------      --------
    Investing Activities:
      Acquisitions, net of cash acquired (Note 2)       (3,880)      (26,432)
      Acquisition of product line                            -        (2,621)
      Proceeds from sale and maturities of
        available-for-sale investments                  66,920        64,595
      Purchases of available-for-sale investments      (51,900)      (62,300)
      Purchases of property, plant, and equipment       (3,573)       (3,915)
      Other                                                 97          (109)
                                                      --------      --------
    Net cash provided by (used in) investing
      activities                                      $  7,664      $(30,782)
                                                      --------      --------



                                        6PAGE

                                 THERMEDICS INC.

                                   (Unaudited)


                                                        Six Months Ended
                                                     -----------------------
                                                      June 28,      June 29,
    (In thousands)                                        1997          1996
    ------------------------------------------------------------------------
    Financing Activities:
      Net proceeds from issuance of Company and
        subsidiary common stock (Note 3)              $ 28,674      $ 46,793
      Net proceeds from issuance of subordinated
        convertible debentures (Note 4)                 68,139        63,250
      Purchases of Company and subsidiaries'
        common stock                                   (37,429)       (2,648)
      International Technidyne transfer (to) from
        parent company                                     350        (3,012)
      Proceeds from issuance of note payable to
        parent company                                       -        15,000
      Repayment and repurchase of long-term
        obligations                                          -          (257)
      Net increase in short-term borrowings                853             -
                                                      --------      --------
    Net cash provided by financing activities           60,587       119,126
                                                      --------      --------
    Exchange Rate Effect on Cash                           805          (104)
                                                      --------      --------
    Increase in Cash and Cash Equivalents               85,544        94,003
    Cash and Cash Equivalents at Beginning of Period    82,800        37,413
                                                      --------      --------
    Cash and Cash Equivalents at End of Period        $168,344      $131,416
                                                      ========      ========
    Noncash Activities:
      Fair value of assets of acquired companies      $  6,240      $ 31,546
      Cash paid for acquired companies                  (4,307)      (27,215)
                                                      --------      --------
        Liabilities assumed of acquired companies     $  1,933      $  4,331
                                                      ========      ========
      Conversions of the Company's and subsidiaries'
        subordinated convertible obligations          $    895      $ 21,920
                                                      ========      ========


    The accompanying notes are an integral part of these consolidated financial statements.





                                        7PAGE

                                 THERMEDICS INC.

                   Notes to Consolidated Financial Statements

    1.  General

        The interim consolidated financial statements presented have been prepared by Thermedics Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 28, 1997, the results of operations for the three- and six-month periods ended June 28, 1997, and June 29, 1996, and the cash flows for the six-month periods ended June 28, 1997, and June 29, 1996. Interim results are not necessarily indicative of results for a full year.

        Historical financial results have been restated to include International Technidyne Corporation (International Technidyne), which was acquired by the Company's majority-owned subsidiary, Thermo Cardiosystems Inc. (Thermo Cardiosystems), in a transaction accounted for in a manner similar to a pooling of interests (Note 2). The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 28, 1996, filed with the Securities and Exchange Commission.
    2.  Acquisitions

        In March 1997, Thermo Cardiosystems announced its intention to acquire International Technidyne from Thermo Electron Corporation (Thermo Electron), the Company's parent company, in a merger in which approximately 3,356,000 shares of Thermo Cardiosystems' common stock would be issued in exchange for all of the outstanding shares of International Technidyne. On May 2, 1997, the transaction was completed, subject to Thermo Cardiosystems' shareholder approval of the issuance of the 3,355,705 Thermo Cardiosystems' shares issued to Thermo Electron in the merger. International Technidyne is a leading manufacturer of near-patient, whole-blood, coagulation-testing equipment and related disposables, and also manufactures single-use, premium-quality, single-use skin-incision devices. In 1996, International Technidyne's revenues and net income were $34.0 million and $4.7 million, respectively.

        Because Thermo Cardiosystems and International Technidyne were deemed for accounting purposes to be under control of their common majority owner, Thermo Electron, the transaction has been accounted for at historical cost in a manner similar to a pooling of interests. Accordingly, all historical financial information presented has been restated to reflect the acquisition of International Technidyne. The 3,355,705 shares of Thermo Cardiosystems' common stock issuable in exchange for International Technidyne will not be issued until the listing of such shares for trading upon the American Stock Exchange has been approved by Thermo Cardiosystems' shareholders. Because the Company is the majority shareholder and intends to vote its shares in favor of such listing, the approval is assured and, therefore, the acquisition is considered to be complete as of January 1, 1996. Revenues and net

                                        8PAGE

                                 THERMEDICS INC.

    income as previously reported for the separate entities prior to the acquisition and as restated for the combined company are as follows:

                                  Three Months Ended      Six Months Ended
    (In thousands)                   June 29, 1996         June 29, 1996
    ----------------------------------------------------------------------
    Revenues:
      Historical                       $ 62,630               $122,912
      International Technidyne            8,464                 17,176
                                       --------               --------
                                       $ 71,094               $140,088
                                       ========               ========
    Net Income:
      Historical                       $  9,174               $ 13,927
      International Technidyne            1,174                  2,194
      Minority interest expense            (594)                (1,110)
                                       --------               --------
                                       $  9,754               $ 15,011
                                       ========               ========

         During the first six months of 1997, two of the Company's majority-owned subsidiaries made other acquisitions for an aggregate cost of approximately $4.3 million in cash. These acquisitions have been accounted for using the purchase method of accounting and their results of operations have been included in the accompanying financial statements from their respective dates of acquisition. The aggregate cost of these acquisitions exceeded the estimated fair value of the acquired net assets by $3.4 million, which is being amortized over 40 years. Allocation of the purchase price for these acquisitions was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation. Pro forma data is not presented since these acquisitions were not material to the Company's results of operations.

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

    4.  Subsidiary Subordinated Convertible Debenture Offering

        In May 1997, Thermo Cardiosystems issued and sold at par $70.0 million principal amount of 4 3/4% subordinated convertible debentures due 2004 for net proceeds of $68.1 million. The debentures are convertible into shares of Thermo Cardiosystems common stock at a conversion price of $31.415 per share and are guaranteed on a subordinated basis by Thermo Electron. The Company has agreed to reimburse Thermo Electron in the event Thermo Electron is required to make a payment under the guarantee.


                                        9PAGE

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

        As part of its Biomedical Products segment, the Company's Thermo Cardiosystems Inc. (Thermo Cardiosystems) subsidiary manufactures implantable left ventricular-assist systems (LVAS). Thermo Cardiosystems' electric LVAS is being used in Europe as a bridge to transplant and as an alternative to medical therapy. According to terms set by the U.S. Food and Drug Administration (FDA), no profit can be earned from the sale of an LVAS in the U.S. until the FDA has approved the device for commercial sale. With the FDA's approval, the Company began earning a profit on the sale of its air-driven LVAS in the fourth quarter of 1994. Until FDA approval has been obtained, the Company may not earn a profit on the sale in the U.S. of other products, such as the electric LVAS, which is currently being used in clinical studies. Thermo Cardiosystems' International Technidyne Corporation (International Technidyne) subsidiary (Note 2) is a leading manufacturer of near-patient, whole-blood, coagulation-testing equipment and related disposables and also manufactures single-use, premium-quality, single-use, skin-incision

                                       10PAGE

                                 THERMEDICS INC.

    devices. The Company also develops and manufactures enteral nutrition-delivery systems and a line of medical-grade polymers used in medical disposables and nonmedical, industrial applications, including safety glass and automotive coatings.

        A significant amount of the Company's revenues are derived from sales of products outside of the U.S. through export sales and sales by the Company's foreign subsidiaries. The Company expects an increase in the percentage of revenues derived from international operations. Although the Company seeks to charge its customers in the same currency as its operating costs, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations between the U.S. dollar and foreign currencies. Where appropriate, the Company uses forward contracts to reduce its exposure to currency fluctuations.

    Results of Operations

    Second Quarter 1997 Compared With Second Quarter 1996

        Total revenues in the second quarter of 1997 were $76.0 million, compared with $71.1 million in the second quarter of 1996. Instruments and Other Equipment segment revenues increased to $56.0 million in 1997 from $51.6 million in 1996, primarily due to an increase in revenues of $2.3 million, $1.2 million, and $1.0 million at Thermedics Detection, Thermo Sentron, and Orion, respectively.

        Revenues at Thermedics Detection increased to $12.4 million in 1997 from $10.1 million in 1996. Revenues from Thermedics Detection's process detection instruments and related services increased to $4.9 million in 1997 from $3.7 million in 1996, primarily as a result of Alexus revenues from the continued fulfillment of a mandated product-line upgrade from The Coca-Cola Company to its existing installed base and, to a lesser extent, increased shipments of its InScan systems, introduced in early 1996. Revenues from the mandated product-line upgrade are expected to continue through the third quarter of 1997. These increases were offset in part by a decrease in international plant expansions and, in turn, demand for the Alexus line of products by customers other than The Coca-Cola Company. Revenues from Thermedics Detection's EGIS(R) explosives-detection systems and related services increased to $3.1 million in 1997 from $1.4 million in 1996, primarily due to continued international shipments of the EGIS systems. In May 1997, Thermedics Detection was awarded a $5.8 million contract for its EGIS systems from the Federal Aviation Administration (FAA). No revenues were recognized under this contract during the second quarter of 1997. Revenues from Thermedics Detection's Moisture Systems subsidiary, acquired in the first quarter of 1996, decreased $0.8 million, primarily due to a slowdown in product demand in Europe. Revenues from Thermo Sentron increased to $18.5 million in 1997 from $17.3 million in 1996, primarily due to increased demand for its bulk-materials product line in Europe and Canada and, to a lesser extent, increased demand for its packaged goods product line in the U.S. In addition, revenues increased due to the inclusion of $0.4 million of revenues from RCC Industrial Pty. Limited, acquired in February 1997. These increases were offset in part by the impact of a stronger U.S. dollar relative to foreign currencies in which Thermo Sentron operates. Revenues from Thermo Voltek remained unchanged at $11.9

                                       11PAGE

                                 THERMEDICS INC.

    million in 1997 and 1996. Revenues in 1997 reflect the inclusion of $2.4 million from Pacific Power Source Corporation (Pacific Power), acquired in July 1996, and Milmega Ltd. (Milmega), acquired in April 1997, offset by lower demand for EMC test products at Comtest, Kalmus and, to a lesser extent, KeyTek.

        Biomedical Products segment revenues increased slightly to $20.0 million in the second quarter of 1997 from $19.5 million in the second quarter of 1996. Revenues from Thermo Cardiosystems remained unchanged at $15.9 million in 1997 and 1996, primarily due to a $1.2 million increase in revenues from its electric LVAS, offset in part by a $1.0 million decrease in revenues from its air-driven LVAS. The Company expects that revenues from Thermo Cardiosystems' LVAS will stabilize at current levels until the electric system is approved in the U.S. for commercial sale. The Company believes that this approval could occur during 1997; however, there can be no assurance that Thermo Cardiosystems will receive this approval within the expected time period, or at all. The increase in revenues in 1997 was also due to the inclusion of $0.5 million in revenues from Nimbus Medical Inc. (Nimbus), acquired in December 1996, offset in part by a $0.4 million decrease in revenues from International Technidyne. In addition, revenues from the Company's Polymer Products division increased $0.4 million due to an increase in demand.

        The gross profit margin was 50% in the second quarter of 1997, compared with 48% in the second quarter of 1996. The gross profit margin for the Instruments and Other Equipment segment increased to 49% in 1997 from 46% in 1996, primarily due to an increase in the gross profit margin at Thermedics Detection as a result of a charge for inventory obsolescence in the 1996 period due to planned product changes, and, to a lesser extent, field service efficiencies, and a change in product mix to higher-margin revenues at Moisture Systems. These increases were offset in part by a decrease in the gross profit margin at Thermo Voltek, primarily due to a decrease in the sale of certain higher-margin products at Comtest, offset in part by the inclusion of higher-margin revenues at Pacific Power.

        The gross profit margin for the Biomedical Products segment decreased to 52% in the second quarter of 1997 from 53% in the second quarter of 1996. This decrease was primarily due to a decline in the gross profit margin at Thermo Cardiosystems as a result of increased revenues from lower-margin electric LVAS systems and, to a lesser extent, the inclusion of low-margin revenues from Nimbus. Thermo Cardiosystems announced an overall price increase of approximately 10% in the electric LVAS product line, effective June 28, 1997, to help offset increased production costs. This decrease was offset in part by improved gross profit margins at the Company's Polymer Products division due in part to the effect of establishing certain inventory and related reserves in the 1996 period.

        Selling, general, and administrative expenses as a percentage of revenues decreased to 28% in the second quarter of 1997 from 30% in the second quarter of 1996. Higher marketing expenses as a result of an increase in the sales force at Thermo Cardiosystems and, to a lesser extent, increased expenses as a percentage of revenues at Thermo Voltek due to severance and related costs associated with reductions in

                                       12PAGE

                                 THERMEDICS INC.

    personnel, were more than offset by lower general and administrative expenses at Thermedics Detection as a result of certain charges in the 1996 period and an increase in revenues in 1997. The charges in 1996 related to a reduction in personnel, leased space, and other adjustments. Research and development expenses as a percentage of revenues increased to 8.2% in the second quarter of 1997 from 7.6% in the second quarter of 1996, primarily due to increased expenses at Orion.

        Interest income increased to $3.3 million in the second quarter of 1997 from $2.9 million in the second quarter of 1996, primarily due to higher average invested balances, primarily at Thermedics Detection as a result of its March 1997 initial public offering of common stock. Interest expense decreased to $0.7 million in the second quarter of 1997 from $1.3 million in the second quarter of 1996, as a result of the repayment of $53.0 million of notes payable to Thermo Electron Corporation (Thermo Electron) in September 1996, conversions of subordinated convertible obligations, and a reduction in short-term borrowings at Thermo Sentron. These decreases were offset in part by Thermo Cardiosystems' issuance of 4 3/4% subordinated convertible debentures in May 1997 (Note 4).

        The effective tax rate in the second quarter of 1997 exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies. The effective tax rate in the second quarter of 1996 was below the statutory federal income tax rate primarily due to nontaxable gains on issuance of stock by subsidiaries, offset in part by a nondeductible write-off of intangible assets, the impact of state income taxes, and nondeductible amortization of cost in excess of net assets of acquired companies.

        Minority interest expense decreased to $2.0 million in the second quarter of 1997 from $2.6 million in the second quarter of 1996, primarily due to lower profits at Thermo Cardiosystems and Thermo Voltek, offset in part by the minority interest expense associated with Thermedics Detection (Note 3).

    First Six Months 1997 Compared With First Six Months 1996

        Total revenues in the first six months of 1997 were $148.1 million, compared with $140.1 million in the first six months of 1996. Instruments and Other Equipment segment revenues increased to $109.2 million in 1997 from $101.4 million in 1996, primarily due to an increase in revenues of $5.4 million, $2.4 million, and $1.2 million at Thermedics Detection, Thermo Sentron, and Orion, respectively, offset in part by a $0.9 million decline in revenues at Thermo Voltek.

        Revenues at Thermedics Detection increased to $24.8 million in 1997 from $19.4 million in 1996. Revenues from Thermedics Detection's process detection instruments and related services increased to $11.5 million in 1997 from $6.7 million in 1996, primarily as a result of the continued fulfillment of a mandated product-line upgrade from The Coca-Cola Company to its existing installed base and, to a lesser extent, increased shipments of its InScan systems, introduced in early 1996. Revenues from

                                       13PAGE

                                 THERMEDICS INC.

    Thermedics Detection's EGIS explosives-detection systems and related services were relatively unchanged at $4.2 million in 1997 and $4.4 million in 1996. Revenues from Thermo Sentron increased 7% to $36.5 million in 1997, primarily due to the reasons discussed in the results of operations for the second quarter, including $1.4 million from acquisitions. Revenues from Thermo Voltek decreased to $21.6 million in 1997 from $22.5 million in 1996, primarily due to a decline in revenues at Comtest and Keytek, offset in part by the inclusion of $4.2 million in revenues from Pacific Power Source and Milmega, acquired in July 1996 and April 1997, respectively. The decline in revenues at Comtest and Keytek resulted primarily from lower demand for EMC test products and, to a lesser extent, a decline in the component-reliability market for electrostatic discharge test equipment caused by a slowdown in capital expenditures by the semiconductor industry.

        Biomedical Products segment revenues remained relatively unchanged at $38.8 million in the first six months of 1997 and $38.7 million in the first six months of 1996. Revenues from Thermo Cardiosystems decreased to $30.8 million in 1997 from $31.3 million in 1996, primarily due to a $2.7 million decrease in revenues from its air-driven LVAS, offset in part by a $1.8 million increase in revenues from its electric LVAS. The decrease in revenues in 1997 was also offset in part by the inclusion of $1.1 million in revenues from Nimbus, acquired in December 1996. In addition, other revenues at Thermo Cardiosystems, including revenues from International Technidyne, decreased during the first six months of 1997. Revenues from the Company's Polymer Products division increased $0.6 million due to an increase in demand.

        The gross profit margin was 49% in the first six months of 1997, compared with 48% in the first six months of 1996. The gross profit margin for the Instruments and Other Equipment segment increased to 48% in 1997 from 46% in 1996, as a result of improvements at Thermedics Detection due to the reasons discussed in the results of operations for the second quarter and, to a lesser extent, improved gross profit margins at Orion. These increases were offset in part by a decrease in the gross profit margin at Thermo Voltek, primarily due to the sale of lower-margin products at Comtest, offset in part by the inclusion of higher-margin revenues at Pacific Power.

        The gross profit margin for the Biomedical Products segment remained unchanged at 53% in the first six months of 1997 and 1996. A decline in the gross profit margin at Thermo Cardiosystems due to the reasons discussed in the results of operations for the second quarter and increased warranty costs due to a company-initiated modification of certain of its systems, completed in the first quarter of 1997, were offset by an increase in the gross profit margin at the Company's Polymer Products division due to the reason discussed in the results of operations for the second quarter.

        Selling, general, and administrative expenses as a percentage of revenues decreased to 29% in the first six months of 1997 from 30% in the first six months of 1996, primarily due to the reasons discussed in the results of operations for the second quarter. Research and development


                                       14PAGE

                                 THERMEDICS INC.

    expenses as a percentage of revenues increased to 8.0% in the first six months of 1997 from 7.4% in the first six months of 1996, primarily due to increased research and development expenses at Orion, Thermo Cardiosystems and, to a lesser extent, at Thermo Voltek due to the inclusion of expenses at Pacific Power and Milmega.

        Interest income increased to $5.9 million in the first six months of 1997 from $5.0 million in the first six months of 1996, due to higher average invested balances, primarily at Thermedics Detection and Thermo Sentron as a result of their initial public offerings of common stock in March 1997 and April 1996, respectively. Interest expense decreased to $1.0 million in the first six months of 1997 from $2.5 million in the first six months of 1996, due to the reasons discussed in the results of operations for the second quarter.

        The Company has adopted a strategy of spinning out certain of its businesses into separate subsidiaries and having these subsidiaries sell a minority interest to outside investors. The Company believes that this strategy provides additional motivation and incentives for the management of the subsidiaries through the establishment of subsidiary-level stock option incentive programs, as well as capital to support the subsidiaries' growth. As a result of the sale of stock by subsidiaries, the Company recorded gains of approximately $17.1 million and $20.5 million in the first six months of 1997 and 1996, respectively (Note 3). The size and timing of these transactions are dependent on market and other conditions that are beyond the Company's control. Accordingly, there can be no assurance that the Company will be able to realize gains from such transactions in the future.

        The effective tax rates in the first six months of 1997 and 1996 were below the statutory federal income tax rate primarily due to nontaxable gains on issuance of stock by subsidiaries, offset in part by the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies.

        Minority interest expense decreased to $3.2 million in the first six months of 1997 from $4.7 million in the first six months of 1996, primarily due to lower profits at Thermo Cardiosystems and a net loss at Thermo Voltek, offset in part by the minority interest associated with Thermedics Detection (Note 3) and Thermo Sentron.

    Liquidity and Capital Resources

        Consolidated working capital was $282.6 million at June 28, 1997, compared with $208.2 million at December 28, 1996. Cash, cash equivalents, and short- and long-term available-for-sale investments were $251.7 million at June 28, 1997, compared with $181.8 million at December 28, 1996. Of the $251.7 million balance at June 28, 1997, $128.4 million was held by Thermo Cardiosystems, $45.7 million by Thermedics Detection, $34.8 million by Thermo Sentron, $20.1 million by Thermo Voltek, and the remainder by the Company and its wholly owned subsidiaries.

                                       15PAGE

                                 THERMEDICS INC.

        During the first six months of 1997, $16.5 million of cash was provided by operating activities. Cash of $3.4 million, provided by a decrease in accounts receivable and an increase in other current liabilities, was more than offset by cash of $5.9 million used to fund an increase in inventories. The increase in inventories occurred primarily due to expected future shipments for an order received from the FAA at Thermedics Detection.

        Excluding purchases, sales, and maturities of available-for-sale investments, the Company's primary investing activities during the first six months of 1997 included $3.9 million for acquisitions (Note 2) and $3.6 million of expenditures for purchases of property, plant, and equipment. During the remainder of 1997, the Company expects to make capital expenditures of approximately $4.4 million.

        During the first six months of 1997, the Company's financing activities provided $60.6 million in cash. In March 1997, Thermedics Detection issued shares of its common stock in an initial public offering for net proceeds of approximately $28.1 million (Note 3). In addition, in May 1997, Thermo Cardiosystems issued and sold $70.0 million principal amount of 4 3/4% subordinated convertible debentures due 2004 for net proceeds of $68.1 million (Note 4).

        The Company intends, for the foreseeable future, to maintain at least 50% ownership of Thermo Cardiosystems, Thermo Voltek, Thermo Sentron, and Thermedics Detection. This may require the Company to purchase additional shares of common stock or, if applicable, convertible debentures (which are then converted) of these companies from time to time, as the number of the companies' outstanding shares increase, whether as a result of conversion of convertible notes or exercise of stock options issued by them, or otherwise. These or any other purchases may be made either in the open market, directly from Thermo Electron, or the relevant subsidiary, or, in the case of Thermo Voltek, pursuant to the conversion of all or part of its subordinated convertible notes held by the Company. The Company's Board of Directors authorized the repurchase, through June 1, 1997, of up to $10.0 million of its own securities. The Company's authorization also includes the purchase of securities of Thermo Cardiosystems, Thermo Voltek, and Thermo Sentron. In addition, the Company's Board of Directors authorized the purchase, through January 28, 1998, of up to an additional $5.0 million of securities of Thermo Voltek. Through June 28, 1997, the Company had fully expended the amount of authorized repurchases, including $5.0 million expended in 1997. Any repurchases under the Company's authorizations are funded from working capital.

        Through a series of actions commencing in August 1996, Thermo Cardiosystems' Board of Directors has authorized the repurchase, through various dates, of up to $50.0 million of its own securities in the open market, or in negotiated transactions. Through June 28, 1997, Thermo Cardiosystems had committed $37.4 million under these authorizations. Of this amount, $23.9 million was paid during the first six months of 1997, and $7.8 million was payable on June 28, 1997, in settlement of trades

                                       16PAGE

                                 THERMEDICS INC.

    executed prior to that date. Any repurchases under the Thermo
    Cardiosystems' authorizations are funded from working capital.

        Thermo Voltek's Board of Directors has authorized the repurchase, through April 17, 1998, of up to $10.0 million of its own securities. Through June 28, 1997, Thermo Voltek had expended $8.5 million under its authorization. Any repurchases under Thermo Voltek's authorization are funded from working capital.

        The Company expects to continue to pursue its strategy of expanding its business both through the continued development, manufacture, and sale of new products, and through the possible acquisition of companies that will provide additional marketing or manufacturing capabilities and new products. While the Company currently has no agreements to make any acquisitions, it expects that it would finance any acquisitions through a combination of internal funds, additional debt or equity financing from the capital markets, or short-term borrowings from Thermo Electron, although its has no agreement with Thermo Electron that assures funds will be available on acceptable terms or at all. The Company believes its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.


    PART II - OTHER INFORMATION

    Item 4 - Submission of Matters to a Vote of Security Holders

        On June 2, 1997, at the Annual Meeting of Shareholders, the shareholders reelected eight incumbent directors to a one-year term expiring in 1998. The directors elected at the meeting were: Peter O. Crisp, Paul F. Ferrari, Dr. George N. Hatsopoulos, John N. Hatsopoulos, Robert C. Howard, John T. Keiser, John W. Wood Jr., and Dr. Nicholas T. Zervas. Mr. Crisp received 33,896,141 shares voted in favor of election and 93,458 shares voted against; Mr. Ferrari and Mr. Howard received 33,892,941 shares voted in favor of election and 96,658 shares voted against; Dr. Hatsopoulos received 33,894,641 shares voted in favor of election and 94,958 shares voted against; and Mr. J. Hatsopoulos, Mr. Keiser, Mr. Wood, and Dr. Zervas each received 33,894,841 shares in favor of election and 94,758 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.

    Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.




                                       17PAGE

                                 THERMEDICS INC.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of August 1997.

                                              THERMEDICS INC.



                                              Paul F. Kelleher
                                              --------------------
                                              Paul F. Kelleher
                                              Chief Accounting Officer



                                              John N. Hatsopoulos
                                              --------------------
                                              John N. Hatsopoulos
                                              Vice President and Chief
                                                Financial Officer














                                       18PAGE

                                 THERMEDICS INC.

                                  EXHIBIT INDEX


    Exhibit
    Number      Document
    ------------------------------------------------------------------------

      4.0 Fiscal Agency Agreement dated as of May 14, 1997, among Thermo Cardiosystems Inc., Thermo Electron Corporation, and Bankers Trust Company as fiscal agent relating to $70 million principal amount of 4 3/4% Convertible Subordinated Debentures due 2004 (filed as Exhibit 4 to Thermo Cardiosystems Inc. Quarterly Report on Form 10-Q for the quarter ended June 28, 1997 [File No. 1-10114] and incorporated herein by reference).

      11        Statement re: Computation of Earnings per Share.

      27        Financial Data Schedule.