Form 10-Q
period 1997-09-27
THERMEDICS INC
filed 1997-11-04
CIK 721356

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                     ---------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended September 27, 1997.

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

          Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Class                 Outstanding at September 27, 1997
          ----------------------------    ---------------------------------
          Common Stock, $.10 par value               36,711,806
PAGE

   PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements


                                 THERMEDICS INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                September 27,  December 28,
    (In thousands)                                       1997          1996
    -----------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                      $165,419      $ 82,800
      Short-term available-for-sale investments,
        at quoted market value (amortized cost of
        $60,291 and $64,950; includes $1,937 of
        related-party investments in 1996)             60,404        65,054
      Accounts receivable, less allowances of
        $4,151 and $4,641                              62,651        62,783
      Inventories:
        Raw materials and supplies                     25,116        28,210
        Work in process                                19,282        10,719
        Finished goods                                 17,107        15,301
      Prepaid income taxes and expenses                15,329        14,713
                                                     --------      --------
                                                      365,308       279,580
                                                     --------      --------

    Property, Plant, and Equipment, at Cost            53,917        48,892
      Less: Accumulated depreciation and
            amortization                               32,385        27,342
                                                     --------      --------
                                                       21,532        21,550
                                                     --------      --------
    Long-term Available-for-sale Investments,
      at Quoted Market Value (amortized cost
      of $23,392 and $33,929)                          23,444        33,920
                                                     --------      --------
    Other Assets                                        9,992         7,885
                                                     --------      --------
    Cost in Excess of Net Assets of Acquired
      Companies (Note 2)                              115,325       113,764
                                                     --------      --------
                                                     $535,601      $456,699
                                                     ========      ========





                                        2PAGE

                                 THERMEDICS INC.

                                  (Unaudited)

                   Liabilities and Shareholders' Investment

                                               September 27,   December 28,
   (In thousands except share amounts)                  1997           1996
   ------------------------------------------------------------------------
   Current Liabilities:
     Notes payable and current maturities of
       long-term obligations                        $  7,491       $  9,017
     Accounts payable                                 18,738         19,615
     Accrued payroll and employee benefits            11,232         11,951
     Deferred revenue                                  2,243          1,397
     Accrued income taxes                             10,881          5,438
     Accrued warranty costs                            3,843          3,971
     Other accrued expenses                           18,894         18,421
     Due to parent company and affiliated companies    2,661          1,600
                                                    --------       --------
                                                      75,983         71,410
                                                    --------       --------
   Deferred Income Taxes and Other Deferred Items      1,251          1,382
                                                    --------       --------
   Long-term Obligations:
     Subordinated convertible obligations (Note 4)   143,450         74,345
     Other                                                14             14
                                                    --------       --------
                                                     143,464         74,359
                                                    --------       --------
   Minority Interest                                  94,307         97,966
                                                    --------       --------
   Shareholders' Investment:
     Common stock, $.10 par value, 100,000,000
       shares authorized; 36,846,175 and
       36,842,500 shares issued                        3,685          3,684
     Capital in excess of par value                  114,264        138,433
     Retained earnings                               108,678         74,542
     Treasury stock at cost, 134,369 and 166,144
       shares                                         (3,728)        (4,729)
     Cumulative translation adjustment                (2,409)          (409)
     Net unrealized gain on available-for-sale
       investments                                       106             61
                                                    --------       --------
                                                     220,596        211,582
                                                    --------       --------
                                                    $535,601       $456,699
                                                    ========       ========


   The accompanying notes are an integral part of these consolidated financial statements.


                                        3PAGE

                                 THERMEDICS INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                     Three Months Ended
                                                ---------------------------
                                                September 27,  September 28,
    (In thousands except per share amounts)              1997           1996
    ------------------------------------------------------------------------
    Revenues                                          $76,217        $74,202
                                                      -------        -------
    Costs and Operating Expenses:
      Cost of revenues                                 38,433         36,534
      Selling, general, and administrative expenses    20,335         20,290
      Research and development expenses                 5,941          5,464
                                                      -------        -------
                                                       64,709         62,288
                                                      -------        -------

    Operating Income                                   11,508         11,914

    Interest Income                                     3,531          3,201
    Interest Expense                                   (1,202)          (993)
    Gain on Sale of Investments                           427            685
                                                      -------        -------
    Income Before Provision for Income Taxes and
      Minority Interest                                14,264         14,807
    Provision for Income Taxes                          5,453          5,569
    Minority Interest Expense                           2,147          2,879
                                                      -------        -------
    Net Income                                        $ 6,664        $ 6,359
                                                      =======        =======
    Earnings per Share                                $   .17        $   .16
                                                      =======        =======
    Weighted Average Shares                            38,898         39,072
                                                      =======        =======


    The accompanying notes are an integral part of these consolidated financial statements.



                                        4PAGE

                                 THERMEDICS INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                      Nine Months Ended
                                               -----------------------------
                                               September 27,   September 28,
    (In thousands except per share amounts)             1997            1996
    ------------------------------------------------------------------------
    Revenues                                        $224,270        $214,290
                                                    --------        --------
    Costs and Operating Expenses:
      Cost of revenues                               113,534         109,316
      Selling, general, and administrative expenses   63,851          62,708
      Research and development expenses               17,752          15,826
      Nonrecurring costs                                   -          12,728
                                                    --------        --------
                                                     195,137         200,578
                                                    --------        --------

    Operating Income                                  29,133          13,712

    Interest Income                                    9,473           8,162
    Interest Expense                                  (2,185)         (3,530)
    Gain on Issuance of Stock by Subsidiaries
      (Note 3)                                        17,075          20,485
    Gain on Sale of Investments                          427             753
                                                    --------        --------
    Income Before Provision for Income Taxes and
      Minority Interest                               53,923          39,582
    Provision for Income Taxes                        14,391          10,629
    Minority Interest Expense                          5,396           7,583
                                                    --------        --------
    Net Income                                      $ 34,136        $ 21,370
                                                    ========        ========
    Earnings per Share                              $    .88        $    .57
                                                    ========        ========
    Weighted Average Shares                           38,913          37,773
                                                    ========        ========


    The accompanying notes are an integral part of these consolidated financial statements.



                                        5PAGE

                                 THERMEDICS INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                      Nine Months Ended
                                                ----------------------------
                                               September 27,   September 28,
    (In thousands)                                      1997            1996
    ------------------------------------------------------------------------
    Operating Activities:
      Net income                                     $34,136         $21,370
      Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation and amortization                8,287           8,349
          Provision for losses on accounts
            receivable                                   486             883
          Nonrecurring costs                               -          12,728
          Gain on issuance of stock by
            subsidiaries (Note 3)                    (17,075)        (20,485)
          Gain on sale of investments                   (427)           (753)
          Minority interest expense                    5,396           7,583
          Other noncash expenses                         698             505
          Decrease in deferred income taxes                -             (32)
          Changes in current accounts, excluding
            the effects of acquisitions:
              Accounts receivable                       (478)         (8,677)
              Inventories                             (7,490)         (1,241)
              Prepaid income taxes and expenses         (713)           (234)
              Accounts payable                          (952)           (495)
              Other current liabilities                4,577           1,584
                                                     -------        --------
    Net cash provided by operating activities         26,445          21,085
                                                     -------        --------

    Investing Activities:
      Acquisitions, net of cash acquired (Note 2)     (5,658)        (32,594)
      Acquisition of product line                          -          (4,437)
      Proceeds from sale and maturities of
        available-for-sale investments                86,884          95,318
      Purchases of available-for-sale investments    (71,900)        (74,353)
      Purchases of property, plant, and equipment     (5,015)         (5,834)
      Other                                              117             (69)
                                                     -------        --------
    Net cash provided by (used in) investing
      activities                                     $ 4,428        $(21,969)
                                                     -------        --------


                                        6PAGE

                                 THERMEDICS INC.

                                   (Unaudited)


                                                      Nine Months Ended
                                                ----------------------------
                                                September 27,  September 28,
    (In thousands)                                       1997           1996
    ------------------------------------------------------------------------
    Financing Activities:
      Net proceeds from issuance of Company and
        subsidiary common stock (Note 3)              $28,929       $ 46,923
      Net proceeds from issuance of subordinated
        convertible debentures (Note 4)                68,030         63,205
      Purchases of Company and subsidiaries'
        common stock                                  (49,055)        (9,695)
      International Technidyne transfer (to) from
        parent company                                    350         (5,101)
      Proceeds from issuance of note payable to
        parent company                                      -         15,000
      Repayment of notes payable to parent company          -        (53,000)
      Repayment and repurchase of long-term
        obligations                                         -         (2,432)
      Net increase (decrease) in short-term
        borrowings                                      2,705         (1,944)
                                                     --------       --------
    Net cash provided by financing activities          50,959         52,956
                                                     --------       --------
    Exchange Rate Effect on Cash                          787           (296)
                                                     --------       --------
    Increase in Cash and Cash Equivalents              82,619         51,776
    Cash and Cash Equivalents at Beginning of
      Period                                           82,800         37,413
                                                     --------       --------
    Cash and Cash Equivalents at End of Period       $165,419       $ 89,189
                                                     ========       ========
    Noncash Activities:
      Fair value of assets of acquired companies     $  9,306       $ 39,279
      Cash paid for acquired companies                 (6,268)       (33,562)
                                                     --------       --------
        Liabilities assumed of acquired companies    $  3,038       $  5,717
                                                     ========       ========

      Conversions of the Company's and subsidiaries'
        subordinated convertible obligations         $  4,650       $ 27,415
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.

                                        7PAGE

                                 THERMEDICS INC.

                   Notes to Consolidated Financial Statements

    1.  General

        The interim consolidated financial statements presented have been prepared by Thermedics Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 27, 1997, the results of operations for the three- and nine-month periods ended September 27, 1997, and September 28, 1996, and the cash flows for the nine-month periods ended September 27, 1997, and September 28, 1996. Interim results are not necessarily indicative of results for a full year.

        Historical financial results have been restated to include International Technidyne Corporation (International Technidyne), which was acquired by the Company's majority-owned Thermo Cardiosystems Inc. (Thermo Cardiosystems) subsidiary, in a transaction accounted for in a manner similar to a pooling of interests (Note 2). The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 28, 1996, filed with the Securities and Exchange Commission.

    2.  Acquisitions

        In March 1997, Thermo Cardiosystems announced its intention to acquire International Technidyne from Thermo Electron Corporation (Thermo Electron), the Company's parent company, in a merger in which approximately 3,356,000 shares of Thermo Cardiosystems' common stock would be issued in exchange for all of the outstanding shares of International Technidyne. On May 2, 1997, the transaction was completed, subject to Thermo Cardiosystems' shareholder approval of the issuance of the 3,355,705 Thermo Cardiosystems' shares to Thermo Electron in the merger. International Technidyne is a leading manufacturer of near-patient, whole-blood, coagulation-testing equipment and related disposables, and also manufactures premium-quality, single-use, skin-incision devices. In 1996, International Technidyne's revenues and net income were $34.0 million and $4.7 million, respectively.

        Because Thermo Cardiosystems and International Technidyne were deemed for accounting purposes to be under control of their common majority owner, Thermo Electron, the transaction has been accounted for at historical cost in a manner similar to a pooling of interests. Accordingly, all historical financial information presented has been restated to reflect the acquisition of International Technidyne. The 3,355,705 shares of Thermo Cardiosystems' common stock issuable in exchange for International Technidyne will not be issued until the listing of such shares for trading upon the American Stock Exchange has been approved by Thermo Cardiosystems' shareholders. Because the Company is the majority shareholder and intends to vote its shares in favor of such listing, the approval is assured and, therefore, the acquisition is
                                        8PAGE

                                 THERMEDICS INC.

    considered to have been completed as of January 1, 1996. Revenues and net income as previously reported for the separate entities prior to the acquisition and as restated for the combined company are as follows:

                                  Three Months Ended      Nine Months Ended
    (In thousands)                September 28, 1996      September 28, 1996
    ------------------------------------------------------------------------
    Revenues:
      Historical                       $ 65,712                $188,624
      International Technidyne            8,490                  25,666
                                       --------                --------
                                       $ 74,202                $214,290
                                       ========                ========
    Net Income:
      Historical                       $  5,767                $ 19,694
      International Technidyne            1,200                   3,394
      Minority interest expense            (608)                 (1,718)
                                       --------                --------
                                       $  6,359                $ 21,370
                                       ========                ========

         During the first nine months of 1997, two of the Company's majority-owned subsidiaries made other acquisitions for an aggregate cost of approximately $6.3 million in cash. These acquisitions have been accounted for using the purchase method of accounting and their results of operations have been included in the accompanying financial statements from their respective dates of acquisition. The aggregate cost of these acquisitions exceeded the estimated fair value of the acquired net assets by $4.8 million, which is being amortized over 40 years. Allocation of the purchase price for these acquisitions was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation. Pro forma data is not presented since these acquisitions were not material to the Company's results of operations.

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

    4.  Subsidiary Subordinated Convertible Debenture Offering

        In May 1997, Thermo Cardiosystems issued and sold at par $70.0 million principal amount of 4 3/4% subordinated convertible debentures due 2004 for net proceeds of $68.0 million. The debentures are convertible into shares of Thermo Cardiosystems common stock at a conversion price of $31.415 per share and are guaranteed on a subordinated basis by Thermo Electron. The Company has agreed to reimburse Thermo Electron in the event Thermo Electron is required to make a payment under the guarantee.

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

    Overview

        The Company's business can be divided into two segments: Instruments and Other Equipment, and Biomedical Products. The Instruments and Other Equipment segment includes the Company's Thermo Sentron Inc. (Thermo Sentron) subsidiary, which designs, develops, manufactures, and sells high-speed precision-weighing and inspection equipment for industrial production and packaging lines; its Orion laboratory products division (Orion), which manufactures electrochemistry, microweighing, process, and other instruments used to analyze the chemical composition of foods, beverages, and pharmaceuticals, and to detect contaminants in high-purity water; its Thermedics Detection Inc. (Thermedics Detection) subsidiary, which develops, manufactures, and markets high-speed detection instruments used in on-line industrial process applications, explosives detection, and laboratory analysis; and its Thermo Voltek Corp. (Thermo Voltek) subsidiary, which manufactures electromagnetic compatibility
    (EMC) test instruments, high-voltage power-conversion systems, programmable power amplifiers, and radio frequency power amplifiers.

        As part of its Biomedical Products segment, the Company's Thermo Cardiosystems Inc. (Thermo Cardiosystems) subsidiary manufactures implantable left ventricular-assist systems (LVAS). Thermo Cardiosystems' electric LVAS is being used in Europe as a bridge to transplant and as an alternative to medical therapy. According to terms set by the U.S. Food and Drug Administration (FDA), no profit can be earned from the sale of an LVAS in the U.S. until the FDA has approved the device for commercial sale. With the FDA's approval, the Company began earning a profit on the sale of its air-driven LVAS in the fourth quarter of 1994. Until FDA approval is obtained, the Company may not earn a profit on the sale in the U.S. of other products, such as the electric LVAS, which is currently being used for clinical studies in the U.S. Thermo Cardiosystems' International Technidyne Corporation (International Technidyne) subsidiary (Note 2) is a leading manufacturer of near-patient, whole-blood, coagulation-testing equipment and related disposables and

                                       10PAGE

                                 THERMEDICS INC.

    also manufactures premium-quality, single-use, skin-incision devices. In addition, the Company develops and manufactures enteral nutrition-delivery systems and a line of medical-grade polymers used in medical disposables and nonmedical, industrial applications, including safety glass and automotive coatings.

        A significant amount of the Company's revenues is derived from sales of products outside of the U.S. through export sales and sales by the Company's foreign subsidiaries. The Company expects an increase in the percentage of revenues derived from international operations. Although the Company seeks to charge its customers in the same currency as its operating costs, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations between the U.S. dollar and foreign currencies. Where appropriate, the Company uses forward contracts to reduce its exposure to currency fluctuations.

    Results of Operations

    Third Quarter 1997 Compared With Third Quarter 1996

        Total revenues in the third quarter of 1997 were $76.2 million, compared with $74.2 million in the third quarter of 1996. Instruments and Other Equipment segment revenues increased to $56.9 million in 1997 from $54.4 million in 1996, primarily due to increases in revenues of $1.5 million, $2.0 million, and $0.6 million at Thermedics Detection, Thermo Sentron, and Orion, respectively, offset in part by a $1.7 million decrease in revenues at Thermo Voltek.

        Revenues at Thermedics Detection increased to $12.6 million in 1997 from $11.1 million in 1996. Revenues from Thermedics Detection's process detection instruments and related services increased to $5.0 million in 1997 from $4.1 million in 1996, primarily as a result of Alexus revenues from the continued fulfillment of a mandated product-line upgrade from The Coca-Cola Company to its existing installed base and, to a lesser extent, increased shipments of its InScan systems, introduced in early 1996. This increase was offset in part by a decrease in demand from The Coca-Cola Company for new Alexus installations in 1997. Revenues from the mandated product-line upgrade are expected to continue through the fourth quarter of 1997. Revenues from Thermedics Detection's EGIS(R) explosives-detection systems and related services increased to $2.8 million in 1997 from $1.7 million in 1996, primarily due to $1.5 million of shipments under a $5.8 million contract with the U.S. Federal Aviation Administration (FAA), which was awarded to Thermedics Detection in May 1997, offset in part by a decrease in overseas demand in 1997. Product shipments from this contract are expected to continue through the first quarter of 1998. Revenues from Thermedics Detection's Moisture Systems subsidiary, acquired in the first quarter of 1996, decreased $0.8 million, primarily due to a slowdown in product demand in Europe. Revenues from Thermo Sentron increased to $19.5 million in 1997 from $17.5 million in 1996, primarily due to an increase of $1.7 million related to an increase in product demand. In addition, revenues increased $1.2 million due to acquisitions. These increases were offset in part by a decrease of $0.9 million due to the impact of a stronger U.S. dollar
                                       11PAGE

                                 THERMEDICS INC.

    relative to foreign currencies in which Thermo Sentron operates. Revenues from Thermo Voltek decreased to $11.1 million in 1997 from $12.8 million in 1996, primarily due to lower demand for EMC test products, offset in part by an increase in revenues of $0.7 million due to acquisitions.

        Biomedical Products segment revenues decreased slightly to $19.4 million in the third quarter of 1997 from $19.8 million in the third quarter of 1996. Revenues from Thermo Cardiosystems decreased to $14.7 million in 1997 from $16.1 million in 1996, primarily due to decreases of $2.0 million and $0.6 million in revenues from its air-driven and electric LVAS, respectively. The Company expects that sales from Thermo Cardiosystems' LVAS will stabilize at approximately current levels until the electric system is approved in the U.S. for commercial sale. The Company believes that this approval could occur during 1997; however, there can be no assurance that Thermo Cardiosystems will receive this approval within the expected time period, or at all. This decrease in revenues was offset in part by an increase of $0.6 million in revenues from International Technidyne, as well as the inclusion of $0.4 million in revenues from an acquisition. In addition, revenues from the Company's Polymer Products division increased $0.8 million due to an increase in demand for its polymer film product line.

        The gross profit margin was 50% in the third quarter of 1997, compared with 51% in the third quarter of 1996. The gross profit margin for the Instruments and Other Equipment segment remained unchanged at 48% in 1997 and 1996. The gross profit margin decreased at Thermo Voltek, primarily due to lower sales of certain higher-margin EMC test products, as well as the effect of the decline in Thermo Voltek's total revenues, offset in part by a nonrecurring expense adjustment of $0.1 million in 1996, for inventory revalued at the time of certain acquisitions. The decrease at Thermo Voltek was also offset in part by higher gross profit margins at Orion.

        The gross profit margin for the Biomedical Products segment decreased to 54% in the third quarter of 1997 from 57% in the third quarter of 1996. This decrease was primarily due to a decline in the gross profit margin at Thermo Cardiosystems as a result of a shift in the sales mix to lower-margin electric LVAS systems and, to a lesser extent, the inclusion of low-margin revenues from an acquisition, offset in part by improved gross profit margins at International Technidyne due to manufacturing efficiencies. In addition, the gross profit margin decreased at the Company's Polymer Products division due to start-up cost associated with its polymer film product line.

        Selling, general, and administrative expenses as a percentage of revenues remained unchanged at 27% in the third quarter of 1997 and 1996. Thermo Cardiosystems' selling, general, and administrative expenses as a percentage of revenues increased due to an increase in its LVAS sales force, as well as an increase in sales personnel and promotional expenses at International Technidyne. Selling, general, and administrative expenses as a percentage of revenues at Thermo Voltek increased primarily due to lower revenues. These increases were offset primarily by the effect of increased revenues at Thermedics Detection and Orion.

                                       12PAGE

                                 THERMEDICS INC.

        Research and development expenses as a percentage of revenues increased to 7.8% in the third quarter of 1997 from 7.4% in the third quarter of 1996, primarily due to increased expenses at Orion and Thermo Cardiosystems.

        Interest income increased to $3.5 million in the third quarter of 1997 from $3.2 million in the third quarter of 1996, primarily due to higher average invested balances at Thermo Cardiosystems as a result of its May 1997 issuance of 4 3/4% subordinated convertible debentures (Note
    4), and Thermedics Detection as a result of its March 1997 initial public offering of common stock (Note 3). Interest expense increased to $1.2 million in the third quarter of 1997 from $1.0 million in the third quarter of 1996, as a result of Thermo Cardiosystems' issuance of debentures, offset in part by the repayment of $53.0 million of notes payable to Thermo Electron Corporation (Thermo Electron) in September 1996 and conversions of subordinated convertible obligations.

        The effective tax rates were 38% in the third quarter of 1997 and 1996. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies.

        Minority interest expense decreased to $2.1 million in the third quarter of 1997 from $2.9 million in the third quarter of 1996, primarily due to lower profits at Thermo Cardiosystems and Thermo Voltek, offset in part by the minority interest expense associated with Thermedics Detection (Note 3).

    First Nine Months 1997 Compared With First Nine Months 1996

        Total revenues in the first nine months of 1997 were $224.3 million, compared with $214.3 million in the first nine months of 1996. Instruments and Other Equipment segment revenues increased to $166.1 million in 1997 from $155.9 million in 1996, primarily due to increases in revenues of $6.9 million, $4.4 million, and $1.8 million at Thermedics Detection, Thermo Sentron, and Orion, respectively, offset in part by a $2.6 million decrease in revenues at Thermo Voltek.

        Revenues at Thermedics Detection increased to $37.5 million in 1997 from $30.6 million in 1996. Revenues from Thermedics Detection's process detection instruments and related services increased to $16.5 million in 1997 from $10.7 million in 1996, primarily as a result of the continued fulfillment of a mandated product-line upgrade from The Coca-Cola Company to its existing installed base and, to a lesser extent, increased shipments of its InScan systems, introduced in early 1996. Revenues from Thermedics Detection's EGIS explosives-detection systems and related services increased to $7.0 million in 1997 from $6.0 million in 1996, primarily due to $1.5 million of shipments under the contract with the


                                       13PAGE

                                 THERMEDICS INC.

    FAA, offset in part by a decrease in overseas demand in 1997. Revenues from Thermo Sentron increased to $56.0 million in 1997 from $51.5 million in 1996, primarily due to an increase of $3.5 million related to an increase in product demand. Thermo Sentron's revenues also increased by $2.6 million due to acquisitions. These increases were offset in part by a decrease of $1.6 million due to the impact of a stronger U.S. dollar relative to currencies in foreign countries in which Thermo Sentron operates. Revenues from Thermo Voltek decreased to $32.7 million in 1997 from $35.3 million in 1996, primarily due to a lower demand for EMC test products, including a decline in the component-reliability market for electrostatic discharge test equipment caused by a slowdown in capital expenditures by the semiconductor industry. These decreases in revenues at Thermo Voltek were offset in part by an increase in revenues of $4.8 million due to acquisitions.

        Biomedical Products segment revenues decreased slightly to $58.2 million in the first nine months of 1997 from $58.4 million in the first nine months of 1996. Revenues from Thermo Cardiosystems decreased to $45.6 million in 1997 from $47.4 million in 1996, primarily due to a $4.7 million decrease in revenues from its air-driven LVAS, offset in part by a $1.2 million increase in revenues from its electric LVAS. The decrease in revenues in 1997 was also offset in part by the inclusion of $1.6 million in revenues from an acquisition. In addition, revenues from International Technidyne increased $0.5 million during the first nine months of 1997. Revenues from the Company's Polymer Products division also increased $1.4 million due to an increase in demand.

        The gross profit margin was 49% in the first nine months of 1997 and 1996. The gross profit margin for the Instruments and Other Equipment segment increased to 48% in 1997 from 47% in 1996, due to improvements at Thermedics Detection as a result of a charge for inventory obsolescence in the 1996 period in connection with planned product changes, and, to a lesser extent, field service efficiencies, and a change in sales mix to higher-margin revenues at Moisture Systems. In addition, the gross profit margin improved at Orion in 1997. These increases were offset in part by a decrease in the gross profit margin at Thermo Voltek, primarily due to a decrease in the sale of certain higher-margin EMC test products, as well as the effect of a decrease in total revenues, offset in part by the inclusion of higher-margin revenues from an acquisition.

        The gross profit margin for the Biomedical Products segment decreased to 53% in the first nine months of 1997 from 55% in the first nine months of 1996. The gross profit margin at Thermo Cardiosystems decreased due to the reasons discussed in the results of operations for the third quarter and, to a lesser extent, increased warranty costs due to a company-initiated modification of certain of its systems, completed in the first quarter of 1997. Thermo Cardiosystems announced an overall price increase of approximately 10% in the electric LVAS product line effective June 28, 1997, to help offset increased production costs. These decreases were offset in part by an increase in the gross profit margin at International Technidyne due to the reason discussed in the results of operations for the third quarter, and at the Company's Polymer Products division due in part to the effect of establishing certain inventory and related reserves in the 1996 period.
                                       14PAGE

                                 THERMEDICS INC.

        Selling, general, and administrative expenses as a percentage of revenues decreased to 28% in the first nine months of 1997 from 29% in the first nine months of 1996. Selling, general, and administrative expenses as a percentage of revenues decreased at Thermedics Detection due to nonrecurring costs in the 1996 period, offset in part by increased selling expenses as Thermedics Detection develops a sales force for its InScan and Flash-GC systems. Selling, general, and administrative expenses as a percentage of revenues increased at Thermo Cardiosystems due to the reasons discussed in the results of operations for the third quarter. Selling, general, and administrative expenses as a percentage of revenues also increased at Thermo Voltek due to the effect of a decrease in revenues and severance and related costs incurred as part of a continuing evaluation of its lines of business, with the goal of improving profitability. These increases were offset in part by the effect of two acquisitions at Thermo Voltek, which have lower costs as a percentage of revenues.

        Research and development expenses as a percentage of revenues increased to 7.9% in the first nine months of 1997 from 7.4% in the first nine months of 1996, primarily due to increased research and development expenses at Orion and Thermo Cardiosystems.

        In the second quarter of 1996, the Company recorded nonrecurring expenses of $12.7 million for the write-off of cost in excess of net assets of acquired company and certain other intangible assets associated with its Corpak subsidiary.

        Interest income increased to $9.5 million in the first nine months of 1997 from $8.2 million in the first nine months of 1996, due to higher average invested balances at Thermedics Detection and Thermo Sentron as a result of their initial public offerings of common stock in March 1997 and April 1996, respectively, and at Thermo Cardiosystems as a result of the issuance of the 4 3/4% subordinated convertible debentures in May 1997 (Note 4). Interest expense decreased to $2.2 million in the first nine months of 1997 from $3.5 million in the first nine months of 1996, primarily due to the repayment of $53.0 million of notes payable to Thermo Electron in September 1996, conversions of subordinated convertible obligations, and a reduction in short-term borrowings at Thermo Sentron, offset in part by Thermo Cardiosystems' issuance of debentures.

        The Company has adopted a strategy of spinning out certain of its businesses into separate subsidiaries and having these subsidiaries sell a minority interest to outside investors. The Company believes that this strategy provides additional motivation and incentives for the management of the subsidiaries through the establishment of subsidiary-level stock option incentive programs, as well as capital to support the subsidiaries' growth. As a result of the sale of stock by subsidiaries, the Company recorded gains of approximately $17.1 million and $20.5 million in the first nine months of 1997 and 1996, respectively (Note 3). The size and timing of these transactions are dependent on market and other conditions that are beyond the Company's control. Accordingly,

                                       15PAGE

                                 THERMEDICS INC.

    there can be no assurance that the Company will be able to realize gains from such transactions in the future.

        The effective tax rates were 27% in the first nine months of 1997 and 1996. The effective tax rates were below the statutory federal income tax rate primarily due to nontaxable gains on issuance of stock by subsidiaries, offset in part by the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies.

        Minority interest expense decreased to $5.4 million in the first nine months of 1997 from $7.6 million in the first nine months of 1996, primarily due to lower profits at Thermo Cardiosystems and Thermo Voltek, offset in part by the minority interest associated with Thermedics Detection (Note 3) and Thermo Sentron.

    Liquidity and Capital Resources

        Consolidated working capital was $289.3 million at September
    27, 1997, compared with $208.2 million at December 28, 1996. Included in working capital were cash, cash equivalents, and short- and long-term available-for-sale investments of $249.3 million at September 27, 1997, compared with $181.8 million at December 28, 1996. Of the $249.3 million balance at September 27, 1997, $124.9 million was held by Thermo Cardiosystems, $43.4 million by Thermedics Detection, $38.6 million by Thermo Sentron, $18.7 million by Thermo Voltek, and the remainder by the Company and its wholly owned subsidiaries.

        During the first nine months of 1997, $26.4 million of cash was provided by operating activities. Cash of $4.6 million, provided by an increase in other current liabilities, was more than offset by cash of $7.5 million used to fund an increase in inventories. The increase in inventories occurred primarily due to expected future shipments for an order received from the FAA at Thermedics Detection and an increase in production of the electric LVAS at Thermo Cardiosystems.

        Excluding purchases, sales, and maturities of available-for-sale investments, the Company's primary investing activities during the first nine months of 1997 included $5.7 million for acquisitions (Note 2) and $5.0 million for purchases of property, plant, and equipment. During the remainder of 1997, the Company expects to make capital expenditures of approximately $2.0 million.

        During the first nine months of 1997, the Company's financing activities provided $51.0 million in cash. In March 1997, Thermedics Detection issued shares of its common stock in an initial public offering for net proceeds of approximately $28.1 million (Note 3). In addition, in May 1997, Thermo Cardiosystems issued and sold $70.0 million principal amount of 4 3/4% subordinated convertible debentures due 2004 for net proceeds of $68.0 million (Note 4).

        The Company intends, for the foreseeable future, to maintain at least 50% ownership of Thermo Cardiosystems, Thermo Voltek, Thermo Sentron, and Thermedics Detection. This may require the Company to purchase additional

                                       16PAGE

                                 THERMEDICS INC.

    shares of common stock or, if applicable, convertible debentures (which are then converted) of these companies from time to time, as the number of these companies' outstanding shares increases, whether as a result of conversion of convertible notes or exercise of stock options issued by them, or otherwise. These or any other purchases may be made (i) in the open market or in negotiated transactions, (ii) directly from Thermo Electron or the relevant subsidiary, or (iii) in the case of Thermo Voltek, pursuant to the conversion of all or part of its subordinated convertible notes held by the Company. Through a series of actions commencing in June 1996, the Company's Board of Directors has authorized the repurchase, through various dates, of up to $15.0 million of securities of the Company or its subsidiaries and up to an additional $15.0 million of the securities of Thermo Voltek. Through September 27, 1997, the Company had expended $17.3 million under these authorizations, including $7.3 million expended in the first nine months of 1997. Any repurchases under the Company's authorizations are funded from working capital.

        Through a series of actions commencing in August 1996, Thermo Cardiosystems' Board of Directors has authorized the repurchase, through various dates, of up to $50.0 million of its own securities in the open market, or in negotiated transactions. Through September 27, 1997, Thermo Cardiosystems had expended $38.4 million under these authorizations. Of this amount, $32.8 million was expended during the first nine months of 1997. Any repurchases under the Thermo Cardiosystems' authorizations are funded from working capital.

        Thermo Voltek's Board of Directors has authorized the repurchase, through April 17, 1998, of up to $10.0 million of its own securities. During the first nine months of 1997, Thermo Voltek had expended $9.0 million under this authorization. Any repurchases under Thermo Voltek's authorization are funded from working capital.

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

                                       17PAGE

                                 THERMEDICS INC.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 4th day of November 1997.

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















                                       18PAGE

                                 THERMEDICS INC.

                                  EXHIBIT INDEX


    Exhibit
    Number      Document
    ------------------------------------------------------------------------

        11        Statement re: Computation of Earnings per Share..

        27        Financial Data Schedule.