Form 10-K
period 1998-01-03
THERMEDICS INC
filed 1998-03-18
CIK 721356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                   ------------------------------------------
                                    FORM 10-K

  (mark one)
  [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the fiscal year ended January 3, 1998
  [   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

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

  The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 30, 1998, was approximately $234,966,000.

  As of January 30, 1998, the Registrant had 36,725,953 shares of common stock outstanding.
                       DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's 1997 Annual Report to Shareholders for the year ended January 3, 1998, are incorporated by reference into Parts I and II.

  Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 1, 1998, are incorporated by reference into Part III.
PAGE

                                     PART I

    Item 1. Business

    (a) General Development of Business

        The businesses of Thermedics Inc. (the Company or the Registrant) are divided into two segments: Instruments and Other Equipment, and Biomedical Products. The Company's Instruments and Other Equipment segment includes Thermo Sentron Inc., which designs, develops, manufactures, and sells high-speed precision-weighing and inspection equipment for industrial production and packaging lines. Also part of the Instruments and Other Equipment segment is the Company's Orion laboratory products division, which manufactures electrode-based chemical-measurement products that determine the quality of a wide variety of substances by measuring components, such as pH, ion, dissolved oxygen, and conductivity levels and are used in the agricultural, biomedical research, food-processing, pharmaceutical, and many other industries. Through the Company's Thermedics Detection Inc. subsidiary, the Instruments and Other Equipment segment also develops, manufactures, and markets high-speed, on-line detection instruments used in a variety of industrial process applications, security applications, and laboratory analysis. In March and November 1996, Thermedics Detection issued shares of its common stock in private placements for net proceeds of $7.0 million, and in March 1997, Thermedics Detection completed the sale of shares of common stock in its initial public offering for net proceeds of $28.1 million. The Instruments and Other Equipment segment, through the Company's Thermo Voltek Corp. subsidiary, also designs, manufactures, and markets electronic-test instruments, and a range of products related to power amplification, conversion, and quality.

        As part of its Biomedical Products segment, the Company's Thermo Cardiosystems Inc. subsidiary has developed two implantable left ventricular-assist systems (LVAS): a pneumatic, or air-driven, system and an electric version. Thermo Cardiosystems' Nimbus Medical Inc. subsidiary, the business of which was acquired in December 1996, has been involved in artificial heart technology for more than 20 years and has carried out research in two primary fields: ventricular-assist devices and total artificial hearts. Nimbus was instrumental in developing the basic technology for high-speed rotary blood pumps. On May 2, 1997, Thermo Cardiosystems acquired International Technidyne Corporation from Thermo Electron Corporation in exchange for the right to receive 3,355,705 shares of Thermo Cardiosystems' common stock. International Technidyne is a leading manufacturer of near-patient, whole-blood coagulation testing equipment and related disposables and also manufacturers premium-quality, single-use skin-incision devices. The 3,355,705 shares of Thermo Cardiosystems' common stock issuable in the merger will not be issued until the listing of such shares for trading upon the American Stock Exchange has been approved by Thermo Cardiosystems' shareholders. Because the Company is the majority shareholder and intends to vote its shares in favor of such listing, the approval is assured. In addition, as part of its Biomedical Products segment, the Company also develops, manufactures, and markets enteral nutrition-delivery systems and a line of medical-grade polymers used in medical disposables and nonmedical, industrial applications, including safety glass and automotive coatings.

                                        2PAGE

        The Company was incorporated in 1983 under the laws of Massachusetts as a wholly owned subsidiary of Thermo Electron. Prior to that time, the business of the Company was conducted by the R & D/New Business Center of Thermo Electron. As of January 3, 1998, Thermo Electron owned 21,141,471 shares of the Company's common stock, representing 58% of such stock outstanding. Thermo Electron provides analytical and monitoring instruments; biomedical products including heart-assist devices, respiratory-care equipment, and mammography systems; paper recycling and papermaking equipment; alternative-energy systems; industrial process equipment; and other specialized products. Thermo Electron also provides industrial outsourcing, particularly in environmental-liability management, laboratory analysis, and metallurgical processing, and conducts advanced-technology research and development.

        Thermo Electron intends, for the foreseeable future, to maintain at least 50% ownership of the Company. This may require Thermo Electron to purchase additional shares of the Company's common stock (or debentures convertible into common stock) from time to time, as the number of the Company's outstanding shares increases. These or any other purchases may be made either in the open market or directly from the Company. See Notes 4 and 7 to Consolidated Financial Statements in the Company's 1997* Annual Report to Shareholders for a description of the Company's outstanding stock options and convertible debentures. During 1997, Thermo Electron purchased 852,264 shares of the Company's common stock in the open market for $17.4 million. Additionally, during 1997, Thermo Electron purchased in the open market 50,400 shares, 186,500 shares, and 426,900 shares of the common stock of Thermo Cardiosystems, Thermo Voltek, and Thermo Sentron, respectively, for $1.4 million, $1.8 million, and $4.8 million, respectively.

        On February 5, 1998, the Company's Board of Directors voted to issue 4,880,533 shares of its common stock to Thermo Electron in exchange for 100% of the stock of TMO TCA Holdings Inc., which is the beneficial owner of 3,355,705 shares of Thermo Cardiosystems' common stock. The issuance of the 3,355,705 shares of Thermo Cardiosystems common stock is subject to the approval by Thermo Cardiosystems' shareholders for the acquisition of International Technidyne from Thermo Electron. The Company's issuance of the 4,880,533 shares of its common stock to Thermo Electron is subject to approval by the Company's shareholders. However, because Thermo Electron is the majority shareholder and intends to vote its shares in favor of the transaction, approval is assured. The shares of common stock will be exchanged at their respective fair market values as of February 5, 1998.

    Forward-looking Statements

        Forward-looking statements, within the meaning of Section 21E of the Securities and Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be

    * References to 1997, 1996, and 1995 herein are for the fiscal years ended January 3, 1998, December 28, 1996, and December 30, 1995, respectively.

                                        3PAGE
    forward-looking statements. Without limiting the foregoing, the words, "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's 1997 Annual Report to Shareholders, which statements are incorporated herein by reference.

    (b) Financial Information About Industry Segments

        Financial information concerning the Company's industry segments is summarized in Note 14 to Consolidated Financial Statements in the Registrant's 1997 Annual Report to Shareholders, which information is incorporated herein by reference.

    (c) Description of Business

    Instruments and Other Equipment

        Precision-weighing and Inspection Equipment. Thermo Sentron serves two principal markets: packaged goods and bulk materials. Thermo Sentron's products for the packaged-goods market include a broad range of checkweighing equipment and metal detectors that can be integrated at various stages in production lines for process control and quality assurance. These products are sold primarily to customers in the food-processing, pharmaceutical, mail-order, and other industries. Products in Thermo Sentron's bulk-material line include conveyor belt scales, solid level-measurement and conveyor-monitoring systems, sampling systems, and small-capacity feeders. These products are sold primarily to customers in the mining and material-processing industries, as well as electric utilities, chemical, and other manufacturing companies. In February 1997, the Company acquired the business of RCC Industrial Electronics Pty. Limited (RCCI), an Australia-based manufacturer of in-motion checkweighers for the food and pharmaceutical industries. In July 1997, the Company acquired Westerland Engineering Ltd., a United Kingdom-based manufacturer of process-weighing and control equipment.

        During 1997, 1996, and 1995, the Company derived revenues of $78.7 million, $70.0 million, and $67.5 million, respectively, from its precision-weighing and inspection equipment.

        Laboratory Products. To expand its product quality assurance offerings, the Company acquired Orion in December 1995. Orion manufactures electrode-based chemical-measurement products that determine the quality of a wide variety of substances by measuring components, such as pH, ion, dissolved oxygen, and conductivity levels. Orion's products are used in the agricultural, biomedical research, food-processing, pharmaceutical, and many other industries. Pure water monitors, also marketed under the Orion name, use ion-selective technology to monitor parameters required for the control of high-purity water systems in power generation and other industrial applications. Other products include Cahn microweighing and moisture balances and Lear/Fischer filtration/moisture

                                        4PAGE
    analysis products, all marketed under the Orion brand name. Orion also markets consumable products for its earlier instruments line.

        During 1997 and 1996, the Company derived revenues from laboratory products of approximately $53.1 million and $50.9 million, respectively.

        Process Detection Instruments. Thermedics Detection designs, manufactures, and markets high-speed on-line trace (parts-per-trillion) measurement, detection, and rejection equipment that uses particle- and vapor-detection and other technologies for product quality and productivity applications. The Alexus(R) system detects trace amounts of constituents that affect product quality in refillable plastic soft drink, water and other beverage containers. In 1996, the Company began selling its high-speed X-ray imaging system, marketed under the brand name InScan(TM), which uses high-speed X-ray imaging technology to determine accurate fill volume, net volume, and package integrity of containers for the beverage, food, and other industries. In 1996, the Company also introduced a high-speed gas chromatography instrument, marketed under the brand name Flash-GC(TM), which analyzes chemical samples at speeds 20 to 50 times faster than conventional gas chromatography. Thermedics Detection's Moisture Systems division, acquired in 1996, designs, manufactures, and markets equipment that uses near-infrared (NIR) spectroscopy to measure moisture and other product constituents, including fats, proteins, oils, flavorings, solvents, adhesives, and coatings, in a variety of manufacturing processes. These systems are used across the food, pharmaceutical, chemical, petrochemical, tobacco, forest products, paper converting, plastics, textiles, corrugating, and other industries.

        During 1997, 1996, and 1995, the Company derived revenues of approximately $37.8 million, $34.0 million, and $18.5 million, respectively, from its process detection instrument business.

        Security Instruments. Also through Thermedics Detection, the Company designs, manufactures, and markets security instruments that use trace particle- and vapor-detection techniques for forensics, search and screening applications under the direction of police, border police, transportation authorities, and carriers. The Company's principal security instrument is the EGIS(R) system, a highly sensitive particle- and vapor-detection system for screening people, baggage, packages, freight, and electronic equipment such as personal computers for the presence of a wide range of explosives, including plastic explosives that have proven difficult to detect using conventional methods. The EGIS system is designed for stand-alone use in the detection of explosives in carry-on items and on personnel, and can be used in conjunction with enhanced X-ray and other advanced imaging systems to provide a comprehensive explosives-detection system for checked luggage. Initially developed with internal funds and contract funding from the Federal Aviation Administration (FAA) and the U.S. Department of State, more than 200 EGIS units have been deployed to date. The EGIS system is currently operational in 24 countries and is in use in carry-on and checked-luggage screening at more than 45 international airports. EGIS is also used in government buildings and embassies, and at border crossings and other

                                        5PAGE
    locations where there is a high degree of concern for security. The EGIS system has assisted in identifying explosives used in terrorist bombings, including those in the Federal Building in Oklahoma City and the World Trade Center in New York, as well as in Israel, Buenos Aires, and the United Kingdom. In March 1996, the Company supplied the U.S. government with eight EGIS systems to provide counter-terrorism support in Israel. Most recently, the Bureau of Alcohol, Tobacco and Firearms and the Federal Bureau of Investigation used EGIS systems in their attempt to identify the cause of the crash of TWA Flight 800.

        In September 1996, the Company entered into a development contract with the FAA to develop EGIS II, a lower-cost EGIS unit for use in more portable applications such as remote security checkpoints and counter-terrorism activities. In November 1996, the Company introduced its new SecurScan, a prototype of a walk-through trace detector designed to screen 10 passengers per minute, and introduced its Rampart system, a lower-cost unit for airport applications, in 1997. In addition, in 1997, the Company entered into a development contract with the British Ministry of Defense to develop an explosives-detection system that is even more sensitive than the EGIS system.

        Test Instruments and Power Products. Through its Thermo Voltek subsidiary, the Company designs, manufactures, and markets electronic-test instruments and a range of products related to power amplification, conversion, and quality. The Company's test instruments simulate pulsed electromagnetic interference, radio frequency interference, and changes in AC voltage, to allow manufacturers of electronic systems and integrated circuits to test for electromagnetic compatibility (EMC). These products are used in the product-development, design-verification, and quality-assurance stages, enabling customers to optimize performance, reliability, and safety in the final design, and to meet industry standards and regulatory requirements, including a European Union directive that took effect in January 1996. The Company's power products include radio frequency (RF) and microwave power amplifiers, power-conversion equipment, and high-voltage and application-specific power supplies. These power products are used in communications, broadcast, research, and medical imaging applications. During 1997, the Company experienced lower demand for its EMC test products, due to the declining influence of IEC 801, the European Union directive on electromagnetic compatibility that took effect January 1, 1996, and, to a lesser extent, a decline in the component-reliability market for electrostatic discharge test equipment that resulted from a slowdown in capital expenditures by the semiconductor industry. Due in part to these developments, during 1997 the Company implemented certain operational, organizational, and personnel changes.

        During 1997, 1996, and 1995, the Company derived revenues of $44.6 million, $48.5 million, and $36.3 million, respectively, from its test instruments and power products.

                                        6PAGE

    Biomedical Products

        Left Ventricular-assist Systems. The Company, through its Thermo Cardiosystems subsidiary, has developed two versions of its LVAS: an implantable pneumatic, or air-driven, system that can be controlled by either a bedside or portable console; and an electric system that features an internal electric motor powered by an external battery pack worn by the patient. Both of the Company's systems employ the Company's HeartMate(R) blood pump, and are designed for long-term use. This pump is implanted just below the diaphragm in a position that minimizes interference with normal circulation and other bodily functions. An inlet tube is inserted into the apex of the left ventricle to drain blood into the pump chamber. Blood is then forced out of the pump through an animal tissue valve and back into the aorta. The HeartMate blood pump works with the biological control mechanism of the natural heart to increase pumping capability when required for activities such as climbing stairs. The Company's LVAS devices are at various stages of regulatory approval.

        Air-driven LVAS. In October 1994, the FDA approved the air-driven system as a bridge to transplant for patients awaiting heart transplantation. This approval allows the Company to sell the air-driven LVAS to any of the nearly 900 cardiac surgery centers in the United States. In April 1994, the Company received the CE Mark for commercial sale of the air-driven LVAS in all European Community countries. In the air-driven LVAS, the HeartMate blood pump is coupled to an external console connected to the body by a tube. The Company has also developed the HeartPak(TM), a lightweight portable console that can be carried over the shoulder. The portable console received the CE Mark for commercial sale in European Community countries in February 1995. In July 1995, the FDA approved the beginning of Phase I clinical trials of the HeartPak portable pneumatic driver. The HeartPak is currently in Phase I clinical trials in the U.S. Phase I of the study is evaluating the safety of the system in the hospital; Phase II will evaluate the system in the home environment.

        Electric LVAS. The Company has also developed an electric LVAS that uses the HeartMate blood pump driven by an internal electric motor mounted in the blood pump housing. The system is connected to its external battery pack by wires that exit the body. Since the power source and control elements are worn on a battery belt, the system allows the patient complete mobility. In August 1995, the electric LVAS was awarded the CE Mark, allowing commercial sale of this system in all European Community countries. The electric system is used as a bridge to transplant in the United States and Europe, and is also implanted as an alternative to heart transplant in Europe. The electric LVAS may not be sold commercially in the United States until it has received approval from the FDA. The electric LVAS is currently being used in the United States in clinical trials for patients awaiting heart transplants. In June 1997, the Company submitted a PMA supplemental application to receive FDA approval of the electric LVAS as a bridge to transplant. This application is currently under review; however, no assurance can be given that the FDA will review this application on a timely basis or will grant approval once it completes its review.

                                        7PAGE

        During 1997, 1996, and 1995, the Company derived revenues of $25.0 million, $30.0 million, and $20.6 million, respectively, from its LVAS.

        Blood-testing Equipment and Skin-incision Devices. The Company's International Technidyne subsidiary manufacturers and supplies whole-blood coagulation testing equipment and related disposables, as well as skin-incision devices. International Technidyne's product lines offer whole-blood coagulation systems for bedside anticoagulation management, coagulation screening, and transfusion management. Each analyzes small blood samples, then processes and quickly displays comprehensive patient homeostasis information. Blood management of this type is essential as the number of invasive medical procedures, such as cardiopulmonary bypass surgery and angioplasty, increase. The ProTime(R) Microcoagulation System is designed to allow long-term oral anticoagulant patient self-testing. International Technidyne also manufactures a family of single-use skin-incision devices for drawing blood from adults, children, and infants.

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

        (ii) and (xi) New Products; Research and Development

        The Company maintains research and development capability to support its existing products and to develop new products. A number of programs are underway, funded by the Company solely or jointly with an outside

                                        8PAGE
    source. These programs include development of new products to perform substantially all or part of the pumping function of the left ventricle of the natural heart, process detection and security instruments, electronic test instruments, and high voltage power supply products. The Company also develops new grades of polymers to meet specific customer requirements for industrial and medical applications.

        During 1997, 1996, and 1995, the Company expended $24,270,000, $21,363,000, and $14,874,000, respectively, on internally sponsored research and development programs, and $2,890,000, $1,410,000, and $3,125,000, respectively, on research and development programs sponsored by others. As of January 3, 1998, 213 professional employees were engaged full-time in research and development activities.

        (iii) Raw Materials

        Certain raw materials used in the manufacture of the Company's LVAS are available from only one or two suppliers. The Company is making efforts to minimize the risks associated with sole sources and ensure long-term availability, including qualifying alternative materials and components or developing alternative sources for the materials and components supplied by a single source. Although the Company believes that it has adequate supplies of materials and components to meet demand for the LVAS for the foreseeable future, no assurance can be given that the Company will not experience shortages of certain materials or components in the future that could delay shipments of the LVAS.

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

        (iv) Patents, Licenses, and Trademarks

        The Company considers its intellectual property important in the operation and growth of its business, and its policy is to protect this property through patents, license and confidentiality agreements, trademarks, and trade secret protection. The Company applies for and maintains patents in the U.S. and in foreign countries, particularly in the areas of biomedical materials, medical products, and analytical instruments. Although some of these patent rights may provide the Company with a competitive advantage, the Company primarily relies on its know-how and trade secrets. In addition, there can be no assurance that third parties will not assert claims against the Company that the Company infringes the intellectual property rights of such parties. The Company could incur substantial costs and diversion of management resources with

                                        9PAGE
    respect to the defense of any such claims, which could have a material adverse effect on the Company's business, financial condition, and results of operations. Furthermore, parties making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief, which could effectively block the Company's ability to make, use, sell, distribute, or market its products and services in the U.S. or abroad. In the event that a claim relating to intellectual property is asserted against the Company, the Company may seek licenses to such intellectual property. There can be no assurance, however, that such licenses could be obtained on commercially reasonable terms, if at all. The failure to obtain the necessary licenses or other rights could preclude the sale, manufacture, or distribution of the Company's products and, therefore, could have a material adverse effect on the Company's business, financial condition, and results of operations. Thermo Cardiosystems has received correspondence from a third party alleging that the textured surface of the LVAS housing infringes certain patent rights of such third party. The third party has offered Thermo Cardiosystems a license, which Thermo Cardiosystems has elected not to accept. Although Thermo Cardiosystems believes that it has meritorious defenses to the claims of the third party, due to the inherent uncertainty of litigation, no assurance can be made that Thermo Cardiosystems would be successful if any litigation were to begin.

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

        (v) Seasonal Influences

        There are no significant seasonal influences on the Company's sales of its products.

        (vi) Working Capital Requirements

        There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

        (vii) Dependency on a Single Customer

        No customer represented 10% or more of the Company's total revenues in 1997, 1996, and 1995.


                                       10PAGE

        (viii) Backlog

        The Company's backlog of firm orders at year-end 1997 and 1996 was as follows:

    (In thousands)                                           1997      1996
    -----------------------------------------------------------------------
    Instruments and Other Equipment                       $32,735   $39,000
    Biomedical Products                                     3,847     2,729
                                                          -------   -------
                                                          $36,582   $41,729
                                                          =======   =======

        Certain of these orders are cancellable by the customer upon payment of a cancellation charge. The Company anticipates that substantially all of the backlog at the end of 1997 will be shipped or completed during 1998. The Company does not believe the size of its backlog is necessarily indicative of intermediate or long-term trends in its business.

        (ix) Government Contracts

        Not applicable.

        (x) Competition

    Instruments and Other Equipment

        Precision-weighing and Inspection Equipment. The Company's Thermo Sentron subsidiary encounters and expects to continue to encounter intense competition in the sale of its products. Thermo Sentron's principal competitors in the packaged-goods market are Ishida Scales Mfg. Co., Ltd. and Mettler-Toledo AG. In the more fragmented bulk-materials market, Thermo Sentron competes on a worldwide basis primarily with Carl Schenck AG and Milltronics Corporation. Thermo Sentron believes that the principal competitive pressures affecting the market for precision-weighing and inspection equipment include customer service and support, quality and reliability, price, accuracy, ease of use, distribution channels, technical features, compatibility with customers' manufacturing processes, and regulatory approvals.

        Laboratory Products. The Company's Orion division competes with several international companies. The Company competes on the basis of performance, service, technology, and price.

        Process Detection Instruments. The Company's process detection instruments compete with systems manufactured by numerous companies. The Company believes that these companies are generally focused on particular niches in the process detection systems market, only in some of which does the Company compete. Competition in the markets for each of the Company's process detection systems is based primarily on performance, durability, service and, to a lesser extent, price. The Company believes that its systems' performance and speed, as well as the Company's reputation for developing superior new technologies and for the innovative application of existing technologies to a variety of

                                       11PAGE
    high-speed production environments and product quality-assurance problems, are competitive advantages.

        Security Instruments. In the explosives-detection market, the Company competes with a small number of companies, including other makers of chemical trace-detection instruments, and, to a lesser degree, makers of enhanced X-ray detectors. Competition in this market is based primarily on performance, including speed, accuracy, and the range of explosives that can be detected; ease of use; service; and price. The Company's principal competitor in the trace detection market is Barringer Technologies Inc., a Canadian firm that has placed several trace detectors in airport applications.

        Test Instruments and Power Products. The Company is a leading supplier of EMC testing equipment. There are numerous companies worldwide that independently manufacture and market pulsed EMC test equipment for electronic products, and several more that independently manufacture and market component-reliability test equipment. In the market for RF power amplifiers and programmable power amplifiers, the Company competes with several companies worldwide. In the market for high-voltage power supply systems of the general type manufactured and marketed by the Company, the Company competes with numerous companies for both contract and commercial sales. The Company competes in these markets primarily on the basis of performance, technical expertise, reputation, and price. Substantially all of the Company's contract and commercial revenues are subject to intense competitive bidding. Some of the Company's competitors have substantially greater financial resources than those of the Company.

    Biomedical Products

        Left Ventricular-assist Systems. The Company is aware of one other company that has submitted a PMA application with the FDA for an implantable LVAS. The Company is unaware whether this PMA application has been accepted for filing by the FDA. Also, the Company is aware of one other company that has received approval by the FDA Advisory Panel on Circulatory System Devices and subsequent commercial approval for its cardiac-assist device. This is an external device, positioned on the outside of the patient's chest, and is intended for short-term use in the hospital environment. In addition, the Company is aware that a total artificial heart is currently undergoing clinical trials. The requirement of obtaining FDA approval for commercial sale of an LVAS in the United States is a significant barrier to entry into the United States market for these devices. There can be no assurance, however, that FDA regulations will not change in the future, reducing the time and testing required for others to obtain FDA approval for commercial sale. In addition, other research groups and companies, some that have significantly greater resources than those of the Company, are developing cardiac systems using alternative technologies or concepts, one or more of which might prove functionally equivalent to, or more suitable than, the Company's systems. Among products that have been approved for commercial sale, the Company competes primarily on the basis of performance, service capability, and price. Competition in the market for medical devices is also significantly affected by the reimbursement

                                       12PAGE
    policies of government and private insurers. Any product for which reimbursement is not available from such third-party payers will be at a significant competitive disadvantage.

        Blood-testing Equipment and Skin-incision Devices. International Technidyne's principal competitor in the market for coagulation monitoring instruments such as HEMOCHRON is the HemoTec division of Medtronic, which manufactures a whole-blood ACT instrument as well as the Hepcon Hemostatic Monitoring System. International Technidyne also competes with CDI, which is attempting to compete with HEMOCHRON. Boehringer Mannheim Corporation has developed a patient blood coagulation self-testing device similar to the ProTime, which is marketed to professionals. Boehringer Mannheim has also recently received FDA clearance for patient self-testing for this product. International Technidyne's incision devices compete with products offered by a number of companies, including Organon Teknika; Becton, Dickinson and Company; and Sherwood Medical Company. International Technidyne's products compete primarily on the basis of quality, reliability, price, and reputation.

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

        (xii) Environmental Protection Regulations

        The Company believes that compliance by the Company with federal, state, and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

        (xiii) Number of Employees

        As of January 3, 1998, the Company's Instruments and Other Equipment and Biomedical Products segments employed 1,313 and 563 people, respectively.

    (d) Financial Information about Exports by Domestic Operations and about Foreign Operations

        Financial information about exports by domestic operations and about foreign operations is summarized in Note 14 to Consolidated Financial Statements in the Registrant's 1997 Annual Report to Shareholders, which information is incorporated herein by reference.

                                       13PAGE

    (e) Executive Officers of the Registrant

                                     Present Title (Year First Became
        Name                   Age   Executive Officer)
        --------------------   ---   ---------------------------------------
        John T. Keiser         62    President (1998)
        Victor L. Poirier      56    Senior Vice President (1983)
        John N. Hatsopoulos*   63    Chief Financial Officer and Senior Vice
                                       President (1983)
        David H. Fine          55    Vice President (1993)
        Paul F. Kelleher       55    Chief Accounting Officer (1985)

        ----------
        *John N. Hatsopoulos and George N. Hatsopoulos, a director of the
         Company, are brothers.

        Each executive officer serves until his successor is chosen or appointed and qualified, or until earlier resignation, death, or removal. All executive officers have held comparable positions for at least five years, either with the Company or with its parent company, Thermo Electron. Mr. Keiser was appointed senior vice president of the Company in 1994. At the same time he was named president of Thermo Biomedical, a newly created subsidiary of Thermo Electron, and named President of the Company in March 1998. From 1985 until 1994, Mr. Keiser was President of the Eberline Instrument division of Thermo Instrument Systems Inc., a majority-owned public subsidiary of Thermo Electron. Dr. Fine is a full-time employees of the Company. Messrs. Hatsopoulos and Kelleher are full-time employees of Thermo Electron, and Mr. Poirier is a full-time employee of Thermo Cardiosystems, but they devote such time to the affairs of the Company as the Company's needs reasonably require.

    Item 2. Properties

        The Company believes that its facilities are in good condition and are adequate to meet its current needs and that other suitable space is readily available if any leases are not extended. The location and general character of the Company's properties by industry segment as of January 3, 1998, are as follows:

    Instruments and Other Equipment

        The Company owns approximately 81,200 square feet of office, engineering, laboratory, and production space primarily in New York, England, and Scotland, and leases approximately 607,000 square feet of office, engineering, laboratory, and production space principally in Minnesota, Massachusetts, California, Washington, Florida, Puerto Rico, Mexico, Italy, The Netherlands, Australia, Germany, Spain, South Africa, and the United Kingdom, under leases expiring from 1998 through 2010.

                                       14PAGE

    Biomedical Products

        The Company owns approximately 66,000 square feet of office, engineering, laboratory, and production space in New Jersey and leases approximately 195,000 square feet of office, engineering, laboratory, and production space in Illinois and Massachusetts, under leases expiring in 1998 through 2004.


    Item 3. Legal Proceedings

        Not applicable.

    Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

                                       15PAGE

                                     PART II

   Item 5. Market for Registrant's Common Equity and Related Stockholder
           Matters

       Information concerning the market and market price for the Registrant's Common Stock, $.10 par value, and dividend policy are included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.


   Item 6. Selected Financial Data

       Information concerning the Registrant's selected financial data is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

       The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.


   Item 8. Financial Statements and Supplementary Data

       The Registrant's Consolidated Financial Statements as of January 3, 1998, are included in the Registrant's 1997 Annual Report to Shareholders and are incorporated herein by reference.

   Item 9. Changes in and Disagreements with Public Accountants on Accounting and Financial Disclosure

       Not applicable.

                                       16PAGE

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

                                       17PAGE

                                     PART IV

    Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

       (a,d) Financial Statements and Schedules.

             (1)The consolidated financial statements set forth in the list below are filed as part of this Report.

             (2)The consolidated financial statement schedule set forth in the list below is filed as part of this Report.

             (3)Exhibits filed herewith or incorporated herein by reference are set forth in Item 14(c) below.

             List of Financial Statements and Schedules Referenced in this
             Item 14

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

         (b) Reports on Form 8-K

             None.

         (c) Exhibits

             See Exhibit Index on the page immediately preceding exhibits.

                                       18PAGE

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

    Date: March 18, 1998            THERMEDICS INC.

                                    By: John T. Keiser
                                        ------------------------------
                                        John T. Keiser
                                        President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 18, 1998.

    Signature                       Title
    ---------                       -----
    By: John T. Keiser          President and Director
        -------------------------
        John T. Keiser

    By: John N. Hatsopoulos     Chief Financial Officer, Senior Vice
        -------------------------
        John N. Hatsopoulos            President, and Director

    By: Paul F. Kelleher        Chief Accounting Officer
        -------------------------
        Paul F. Kelleher

    By: Peter O. Crisp          Director
        -------------------------
        Peter O. Crisp

    By: Paul F. Ferrari         Director
        -------------------------
        Paul F. Ferrari

    By: George N. Hatsopoulos   Director
        -------------------------
        George N. Hatsopoulos

    By: John W. Wood Jr.        Chairman of the Board and Director
        -------------------------
        John W. Wood Jr.

    By: Nicholas T. Zervas      Director
        -------------------------
        Nicholas T. Zervas
                                       19PAGE

                    Report of Independent Public Accountants

    To the Shareholders and Board of Directors of Thermedics Inc.:

        We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermedics Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 12, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 18 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                            Arthur Andersen LLP



    Boston, Massachusetts
    February 12, 1998


                                       20PAGE

  SCHEDULE II

                                 THERMEDICS INC.
                        Valuation and Qualifying Accounts

                                 (In thousands)


               Balance at   Provision             Accounts             Balance
                Beginning     Charged   Accounts   Written              at End
  Description     of Year  to Expense  Recovered       Off  Other (a)  of Year
  ----------------------------------------------------------------------------
  Allowance for
   Doubtful Accounts

  Year Ended
   Jan. 3, 1998   $ 4,903    $   815     $     -   $(1,406)  $  (105)  $ 4,207

  Year Ended
   Dec. 28, 1996  $ 4,244    $ 1,352     $   206   $(1,048)  $   149   $ 4,903

  Year Ended
   Dec. 30, 1995  $ 3,908    $   689     $     2   $  (720)  $   365   $ 4,244

  ---------------
  (a) Includes allowance of businesses acquired during the year as described in Note 3 to Consolidated Financial Statements in the Registrant's 1997 Annual Report to Shareholders and the effect of foreign currency translation.

                                       21PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number    Description of Exhibit
    ------------------------------------------------------------------------
      2.1     Asset and Stock Purchase Agreement dated as of January 28,
              1994, between Thermo Electron and Baker Hughes
              Incorporated (filed as Exhibit 2.1 to the Registrant's
              Current Report on Form 8-K relating to events occurring on March 16, 1994 [File No. 1-9567] and incorporated herein by reference).

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

      2.6 Agreement and Plan of Reorganization among Thermo Cardiosystems Inc., ITC Acquisition Corp., Thermo Electron Corporation, ITC Holdings Inc., and International Technidyne Corporation dated as of May 2, 1997 (filed as
              Exhibit 2.1 to Thermo Cardiosystems' Quarterly Report on Form 10-Q for the quarter ended March 29, 1997 [File
              No. 1-10114] and incorporated herein by reference).

                                       22PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number    Description of Exhibit
    ------------------------------------------------------------------------
      3.1     Articles of Organization (filed as Exhibit 3(a) to the
              Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 [File No. 1-9567] and incorporated herein by reference).

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

                                       23PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number    Description of Exhibit
    ------------------------------------------------------------------------
      4.5     Fiscal Agency Agreement dated as of May 14, 1997, among
              Thermo Cardiosystems Inc., Thermo Electron Corporation, and Bankers Trust Company as fiscal agent relating to $70 million principal amount of 4 3/4% Convertible
              Subordinated Debentures due 2004 (filed as Exhibit 4 to
              Thermo Cardiosystems' Quarterly Report on Form 10-Q for the quarter ended June 28, 1997 [File No. 1-10114] and incorporated herein by reference).

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

                                       24PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number    Description of Exhibit
    ------------------------------------------------------------------------
     10.6     Research and Development Contract between Thermo Electron
              and the Registrant dated January 8, 1988 (filed as Exhibit
              10(r) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1988 [File No.
              1-9567] and incorporated herein by reference).

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

     10.12 Amended and Restated Master Repurchase Agreement dated as of July 2, 1996, between the Registrant and Thermo Electron (filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 [File No. 1-9567] and incorporated herein by reference).

     10.13 $38,000,000 Promissory Note dated as of December 11, 1995, issued by the Registrant to Thermo Electron (filed as Exhibit 10(b) to the Registrant's Current Report on Form 8-K relating to events occurring on November 29, 1995 [File No. 1-9567] and incorporated herein by reference).

                                       25PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number    Description of Exhibit
    ------------------------------------------------------------------------
     10.14    $15,000,000 Promissory Note dated as of February 13, 1996, issued by the Company to Thermo Electron (filed as Exhibit
              10 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1996 [File No. 1-9567] and incorporated herein by reference).

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

                                       26PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number    Description of Exhibit
    ------------------------------------------------------------------------
     10.23    Thermedics Inc. - Thermo Cardiosystems Inc. Nonqualified
              Stock Option Plan (filed as Exhibit 4(b) to Thermo
              Cardiosystems' Registration Statement on Form S-8 [Reg.
              No. 33-45282] and incorporated herein by reference).

     10.24    Thermedics Inc. - Thermo Voltek Corp. Nonqualified Stock
              Option Plan.

     10.25    Directors Stock Option Plan of the Registrant (filed as
              Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-9567] and incorporated herein by reference).

     10.26 Deferred Compensation Plan for Directors of the Registrant (filed as Exhibit 10(g) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-96962] and incorporated herein by reference).

              In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo Electron for services rendered to the Registrant or to such affiliated corporations. The terms of such plans are substantially the same as those of the Registrant's Equity Incentive Plan.

     10.27    Restated Stock Holdings Assistance Plan and Form of
              Promissory Note.

     10.28 Amended and Restated Master Guarantee Reimbursement and Loan Agreement, dated December 10, 1997, between Thermo Electron and the Registrant.

     13 Annual Report to Shareholders for the year ended January 3, 1998 (only those portions incorporated herein by reference).

     21       Subsidiaries of the Registrant.

     23       Consent of Arthur Andersen LLP.

     27.1     Financial Data Schedule for the year ended January 3,
              1998.

     27.2 Financial Data Schedule for the year ended December 30, 1995 (restated for the adoption of SFAS No. 128 and the acquisition of International Technidyne Corporation).

     27.3 Financial Data Schedule for the quarter ended March 29, 1996 (restated for the adoption of SFAS No. 128 and the acquisition of International Technidyne Corporation).

                                       27PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number    Description of Exhibit
    ------------------------------------------------------------------------
     27.4     Financial Data Schedule for the quarter ended June 28,
              1996 (restated for the adoption of SFAS No. 128 and the acquisition of International Technidyne Corporation).

     27.5 Financial Data Schedule for the quarter ended September 28, 1996 (restated for the adoption of SFAS No. 128 and the acquisition of International Technidyne Corporation).

     27.6 Financial Data Schedule for the year ended December 28, 1996 (restated for the adoption of SFAS No. 128 and the acquisition of International Technidyne Corporation).

     27.7 Financial Data Schedule for the quarter ended March 29, 1997 (restated for the adoption of SFAS No. 128).

     27.8 Financial Data Schedule for the quarter ended June 28, 1997 (restated for the adoption of SFAS No. 128).

     27.9 Financial Data Schedule for the quarter ended September 27, 1997 (restated for the adoption of SFAS No. 128).