Form 10-Q
period 1998-04-04
THERMEDICS INC
filed 1998-05-12
CIK 721356

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                     ---------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended April 4, 1998.

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

       Registrant's telephone number, including area code: (781) 622-1000

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days. Yes [ X ] No [   ]

          Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Class                    Outstanding at May 1, 1998
         ----------------------------        --------------------------
         Common Stock, $.10 par value           36,775,239 Actual
                                                41,655,772 Pro Forma
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements
    -----------------------------

                                 THERMEDICS INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                     April 4,   January 3,
    (In thousands)                                       1998         1998
    ----------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents (includes $111,401
        and $175,101 under repurchase agreement
        with affiliated company)                     $151,403     $187,012
      Short-term available-for-sale investments,
        at quoted market value (amortized cost
        of $78,989 and $58,144)                        79,133       58,317
      Accounts receivable, less allowances of
        $4,094 and $4,207                              57,602       61,488
      Inventories:
        Raw materials and supplies                     23,960       23,857
        Work in process                                18,656       18,218
        Finished goods                                 18,337       17,499
      Prepaid income taxes and expenses                12,749       12,769
                                                     --------     --------
                                                      361,840      379,160
                                                     --------     --------

    Property, Plant, and Equipment, at Cost            56,913       55,597
      Less: Accumulated depreciation and
            amortization                               35,552       33,986
                                                     --------     --------
                                                       21,361       21,611
                                                     --------     --------
    Long-term Available-for-sale Investments,
      at Quoted Market Value (amortized cost
      of $26,455 and $12,655)                          26,456       12,665
                                                     --------     --------
    Other Assets                                       11,747       12,139
                                                     --------     --------
    Cost in Excess of Net Assets of Acquired
      Companies                                       110,414      110,977
                                                     --------     --------
                                                     $531,818     $536,552
                                                     ========     ========

                                        2PAGE

                                 THERMEDICS INC.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                     April 4,     January 3,
    (In thousands except share amounts)                  1998           1998
    ------------------------------------------------------------------------
    Current Liabilities:
      Notes payable and current maturity of
        long-term obligation                         $  7,638       $  7,498
      Accounts payable                                 18,349         18,020
      Accrued payroll and employee benefits             9,055         12,576
      Accrued commissions                               3,452          3,389
      Accrued income taxes                              9,953          6,815
      Accrued warranty costs                            3,764          3,784
      Other accrued expenses                           14,379         15,449
      Due to parent company and affiliated companies    2,901          2,266
                                                     --------       --------
                                                       69,491         69,797
                                                     --------       --------
    Deferred Income Taxes and Other Deferred Items        175            177
                                                     --------       --------
    Long-term Obligations:
      Subordinated convertible obligations (Note 4)   131,239        142,750
      Other                                                13             21
                                                     --------       --------
                                                      131,252        142,771
                                                     --------       --------
    Minority Interest                                  89,302         96,461
                                                     --------       --------
    Shareholders' Investment (Note 2):
      Common stock, $.10 par value, 100,000,000
        shares authorized; 41,738,108 and
        36,846,175 shares issued                        4,174          3,685
      Capital in excess of par value                  119,655        113,913
      Retained earnings                               122,607        116,034
      Treasury stock at cost, 83,086 and 134,172
        shares                                         (1,818)        (3,449)
      Accumulated other comprehensive items (Note 6)   (3,020)        (2,837)
                                                     --------       --------
                                                      241,598        227,346
                                                     --------       --------
                                                     $531,818       $536,552
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.

                                        3PAGE

                                 THERMEDICS INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                        Three Months Ended
                                                      ----------------------
                                                     April 4,      March 29,
    (In thousands except per share amounts)              1998           1997
    ------------------------------------------------------------------------
    Revenues                                          $75,661        $72,057
                                                      -------        -------
    Costs and Operating Expenses:
      Cost of revenues                                 38,661         36,961
      Selling, general, and administrative expenses    21,061         21,964
      Research and development expenses                 6,629          5,584
                                                      -------        -------
                                                       66,351         64,509
                                                      -------        -------

    Operating Income                                    9,310          7,548

    Interest Income                                     3,665          2,637
    Interest Expense                                   (1,206)          (269)
    Gain on Issuance of Stock by Subsidiary                 -         17,075
    Gain on Sale of Investments, Net                       18              -
                                                      -------        -------
    Income Before Provision for Income Taxes,
      Minority Interest, and Extraordinary Item        11,787         26,991
    Provision for Income Taxes                          4,769          3,764
    Minority Interest Expense                           1,650          1,261
                                                      -------        -------
    Income Before Extraordinary Item                    5,368         21,966
    Extraordinary Item, Net of Provision for Income
      Taxes of $780 (Note 4)                            1,205              -
                                                      -------        -------
    Net Income                                        $ 6,573        $21,966
                                                      =======        =======
    Earnings per Share Before Extraordinary
      Item (Note 5):
        Basic                                         $   .13        $   .60
                                                      =======        =======
        Diluted                                       $   .13        $   .56
                                                      =======        =======
    Earnings per Share (Note 5):
        Basic                                         $   .16        $   .60
                                                      =======        =======
        Diluted                                       $   .16        $   .56
                                                      =======        =======
    Weighted Average Shares (Note 5):
        Basic                                          39,857         36,683
                                                      =======        =======
        Diluted                                        41,925         38,956
                                                      =======        =======

    The accompanying notes are an integral part of these consolidated financial statements.

                                        4PAGE

                                 THERMEDICS INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                       Three Months Ended
                                                     ---------------------
                                                     April 4,    March 29,
    (In thousands)                                       1998         1997
    ----------------------------------------------------------------------
    Operating Activities:
      Net income                                     $  6,573     $ 21,966
      Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation and amortization                 2,629        2,563
          Provision for losses on accounts
            receivable                                    111          202
          Gain on issuance of stock by subsidiary           -      (17,075)
          Gain on sale of investments, net                (18)           -
          Gain on repurchase of subordinated
            convertible debentures (Note 4)            (1,985)           -
          Minority interest expense                     1,650        1,261
          Other noncash expenses                          232           16
          Changes in current accounts, excluding
            the effects of acquisition:
              Accounts receivable                       3,553        2,906
              Inventories                              (1,520)      (2,389)
              Prepaid income taxes and expenses            10         (443)
              Accounts payable                            530         (225)
              Other current liabilities                  (770)       2,142
          Other                                          (161)           -
                                                     --------     --------
    Net cash provided by operating activities          10,834       10,924
                                                     --------     --------
    Investing Activities:
      Acquisition, net of cash acquired                     -       (1,059)
      Purchases of available-for-sale investments     (80,950)     (18,596)
      Proceeds from sale and maturities of
        available-for-sale investments                 46,456       32,008
      Purchases of property, plant, and equipment      (1,701)      (2,163)
      Other                                              (364)         147
                                                     --------     --------
    Net cash provided by (used in) investing
      activities                                     $(36,559)    $ 10,337
                                                     --------     --------

                                        5PAGE

                                 THERMEDICS INC.

                                   (Unaudited)


                                                       Three Months Ended
                                                     ---------------------
                                                     April 4,    March 29,
    (In thousands)                                       1998         1997
    ----------------------------------------------------------------------
    Financing Activities:
      Net proceeds from issuance of Company and
        subsidiaries' common stock                   $    107     $ 28,446
      Purchases of Company and subsidiaries'
        common stock                                   (1,054)      (3,911)
      Repurchase of subordinated convertible
        debentures (Note 4)                            (9,337)           -
      Net increase in short-term borrowings               166          773
      International Technidyne transfer from
        parent company                                      -          384
                                                     --------     --------
    Net cash provided by (used in) financing
      activities                                      (10,118)      25,692
                                                     --------     --------
    Exchange Rate Effect on Cash                          234          499
                                                     --------     --------
    Increase (Decrease) in Cash and Cash
      Equivalents                                     (35,609)      47,452
    Cash and Cash Equivalents at Beginning of
      Period                                          187,012       82,800
                                                     --------     --------
    Cash and Cash Equivalents at End of Period       $151,403     $130,252
                                                     ========     ========
    Noncash Activities:
      Fair value of assets of acquired company       $      -     $  1,433
      Cash paid for acquired company                        -       (1,059)
                                                     --------     --------
        Liabilities assumed of acquired company      $      -     $    374
                                                     ========     ========
      Conversions of subsidiaries' convertible
        obligations                                  $      -     $  4,650
                                                     ========     ========


    The accompanying notes are an integral part of these consolidated financial statements.

                                        6PAGE

                                 THERMEDICS INC.

                   Notes to Consolidated Financial Statements

    1.  General

        The interim consolidated financial statements presented have been prepared by Thermedics Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 4, 1998, the results of operations for the three-month periods ended April 4, 1998, and March 29, 1997, and the cash flows for the three-month periods ended April 4, 1998, and March 29, 1997. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of January 3, 1998, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998, filed with the Securities and Exchange Commission.

    2.  Common Stock

        On February 5, 1998, the Company's Board of Directors voted to issue 4,880,533 shares of its common stock to Thermo Electron Corporation in exchange for 100% of the stock of TMO TCA Holdings Inc., which is the beneficial owner of 3,355,705 shares of common stock of the Company's Thermo Cardiosystems Inc. subsidiary. The Company's issuance of the 4,880,533 shares of its common stock to Thermo Electron is subject to approval by the Company's shareholders. However, because Thermo Electron is the majority shareholder and intends to vote its shares in favor of the transaction, approval is assured and, therefore, the shares are considered to be outstanding as of February 5, 1998, for purposes of computing weighted average shares. The shares of common stock will be exchanged at their respective fair market values as of February 5, 1998.

    3.  Offer to Acquire the Outstanding Common Stock of Thermo Voltek Corp.

        On March 31, 1998, the Company proposed to acquire, through a merger, all of the outstanding shares of common stock of Thermo Voltek Corp. (a publicly traded, majority-owned subsidiary) that the Company does not own, at a price of $7.00 per share in cash. In addition, the proposal contemplates the redemption of Thermo Voltek's $5.3 million principal amount of 3 3/4% subordinated convertible debentures due 2000. As of April 4, 1998, the Company owned 67% of the outstanding common stock of Thermo Voltek. In addition, Thermo Electron owns approximately 3% of the outstanding common stock of Thermo Voltek.

                                        7PAGE

                                 THERMEDICS INC.

    3. Offer to Acquire the Outstanding Common Stock of Thermo Voltek Corp. (continued)

        On March 31, 1998, complaints were filed by certain shareholders of Thermo Voltek, each attempting to act on behalf of Thermo Voltek's public shareholders. The complaints allege, among other things, that the proposed price of $7.00 per share to be paid to the shareholders of Thermo Voltek is unfair and grossly inadequate.

        Thermo Voltek has appointed a special committee, comprised of its independent directors, to evaluate the proposal with the assistance of a financial advisor, to be selected. The merger is contingent upon, among other things, the negotiation and execution of a definitive merger agreement; receipt by Thermo Voltek's Board of Directors of an opinion by an investment banking firm that the Company's offer is fair to Thermo Voltek's shareholders (other than the Company and Thermo Electron) from a financial point of view; the approval of Thermo Voltek's Board of Directors upon recommendation of its special committee; and clearance by the Securities and Exchange Commission of the proxy materials regarding the proposed transaction.

    4.  Repurchase of Subordinated Convertible Debentures

        During the first quarter of 1998, the Company and a majority-owned subsidiary repurchased $11.5 million principal amount of subordinated convertible debentures for $9.3 million in cash, resulting in an extraordinary gain of $1.2 million, net of taxes of $0.8 million.





                                        8PAGE

                                 THERMEDICS INC.

    5.  Earnings per Share

        Basic and diluted earnings per share were calculated as follows:

                                                        Three Months Ended
                                                      ---------------------
                                                      April 4,    March 29,
    (In thousands except per share amounts)               1998         1997
    -----------------------------------------------------------------------
    Basic
    Income before extraordinary item                  $  5,368      $21,966
    Extraordinary item, net of tax                       1,205            -
                                                      --------      -------
    Net income                                        $  6,573      $21,966
                                                      ========      =======

    Weighted average shares                             36,746       36,683
    Effect of shares issuable in exchange for
      Thermo Cardiosystems common stock                  3,111            -
                                                      --------      -------
    Basic weighted average shares                       39,857       36,683
                                                      --------      -------
    Basic earnings per share:
      Before extraordinary item                       $    .13      $   .60
      Extraordinary item, net of tax                       .03            -
                                                      --------      -------
                                                      $    .16      $   .60
                                                      ========      =======
    Diluted
    Income before extraordinary item                  $  5,368      $21,966
    Effect of majority-owned subsidiaries' dilutive
      securities                                           (16)          (9)
                                                      --------      -------
    Income available to common shareholders, before
      extraordinary item, as adjusted                    5,352       21,957
    Extraordinary item, net of tax                       1,205            -
                                                      --------      -------
    Income available to common shareholders,
      as adjusted                                     $  6,557      $21,957
                                                      ========      =======

    Basic weighted average shares                       39,857       36,683
    Effect of:
      Convertible obligations                            1,933        1,989
      Stock options                                        135          284
                                                      --------      -------
    Weighted average shares, as adjusted                41,925       38,956
                                                      --------      -------
    Diluted earnings per share:
      Before extraordinary item                       $    .13      $   .56
      Extraordinary item, net of tax                       .03            -
                                                      --------      -------
                                                      $    .16      $   .56
                                                      ========      =======
                                        9PAGE

                                 THERMEDICS INC.

        The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of January 3, 1998, there were 1,044,000 of such options outstanding, with exercise prices ranging from $16.05 to $29.08 per share.

    6.  Comprehensive Income

        During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represent certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses from available-for-sale investments. During the first quarter of 1998 and 1997, the Company's comprehensive income totaled $6.4 million and $20.2 million, respectively.

    7.  Proposed Acquisition

        In March 1998, the Company's Thermo Sentron Inc. subsidiary agreed to acquire the three businesses that constitute the product-monitoring group of Smiths Industries plc's Graseby plc division (the product-monitoring businesses) for approximately 26.4 British pounds sterling (approximately $44 million). The product-monitoring businesses design, manufacture, and distribute specialized packaged-goods equipment, including checkweighers and metal detectors, for the food and pharmaceutical industries. The product-monitoring businesses are based in the United Kingdom and had combined revenues in calendar 1997 of approximately $46.0 million. The acquisition is subject to the satisfaction of certain closing conditions and receipt of regulatory approvals, including antitrust clearance from the Department of Justice.

    Item 2 - Management's Discussion and Analysis of Financial Condition and
    ------------------------------------------------------------------------
             Results of Operations
             ---------------------

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998, filed with the Securities and Exchange Commission.
                                       10PAGE

                                 THERMEDICS INC.

    Overview

        The Company's business is divided into two segments: Instruments and Other Equipment, and Biomedical Products. The Instruments and Other Equipment segment includes the Company's Thermo Sentron Inc. subsidiary, which designs, develops, manufactures, and sells high-speed precision-weighing and inspection equipment for industrial production and packaging lines; its Thermedics Detection Inc. subsidiary, which develops, manufactures, and markets high-speed detection instruments used in a variety of on-line industrial process applications, security applications, and laboratory analysis, as well as electrode-based, chemical-measurement products; and its Thermo Voltek Corp. subsidiary, which manufactures electronic-test instruments and a range of products related to power amplification, conversion, and quality.

        As part of its Biomedical Products segment, the Company's Thermo Cardiosystems Inc. subsidiary manufactures two implantable left ventricular-assist systems (LVAS): a pneumatic, or air-driven, system and an electric version. Thermo Cardiosystems' electric LVAS is being used in Europe as a bridge to transplant and as an alternative to medical therapy. According to terms set by the U.S. Food and Drug Administration
    (FDA), no profit can be earned from the sale of an LVAS in the U.S. until the FDA has approved the device for commercial sale. With the FDA's approval, the Company began earning a profit on the sale of its air-driven LVAS in 1994. Until FDA approval has been obtained, the Company may not earn a profit on the sale in the U.S. of other products, such as the electric LVAS, currently used in clinical studies. Thermo Cardiosystems' International Technidyne Corporation subsidiary is a leading manufacturer of near-patient, whole-blood coagulation testing equipment and related disposables and also manufactures premium-quality, single-use skin-incision devices. The Company also develops and manufactures enteral nutrition-delivery systems and a line of medical-grade polymers used in medical disposables and nonmedical, industrial applications, including safety glass and automotive coatings.

        A significant amount of the Company's revenues is derived from sales of products outside of the U.S., through export sales and sales by the Company's foreign subsidiaries. The Company expects an increase in the percentage of revenues derived from international operations. Although the Company seeks to charge its customers in the same currency as its operating costs, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations between the U.S. dollar and foreign currencies. Where appropriate, the Company uses forward contracts to reduce its exposure to currency fluctuations.

    Results of Operations

    First Quarter 1998 Compared With First Quarter 1997
    ---------------------------------------------------

        Total revenues were $75.7 million in the first quarter of 1998, compared with $72.1 million in the first quarter of 1997. Instruments and Other Equipment segment revenues increased to $54.1 million in 1998 from $53.2 million in 1997, primarily due to increases in revenues of $1.7
                                       11PAGE

                                 THERMEDICS INC.

    ---------------------------------------------------

    million and $0.9 million at Thermo Voltek and Thermo Sentron, respectively, offset in part by a decrease in revenues of $1.8 million at Thermedics Detection.

        Revenues from Thermo Voltek increased to $11.4 million in 1998 from $9.7 million in 1997, primarily due to $1.0 million in revenues from the acquisition of Milmega Ltd. in April 1997, as well as an increase in revenues from electromagnetic compatibility test instruments in 1998 as compared to 1997. Revenues from Thermo Sentron increased to $18.9 million in 1998 from $18.0 million in 1997, primarily due to increased product demand and revenues of $0.9 million from acquired businesses. These increases were offset in part by a decrease of $0.9 million due to the impact of a stronger U.S. dollar relative to currencies in foreign countries in which Thermo Sentron operates. Revenues at Thermedics Detection decreased to $23.7 million in 1998 from $25.5 million in 1997. Revenues from Thermedics Detection's industrial process instruments and related services decreased to $7.1 million in 1998 from $10.6 million in 1997, primarily as a result of the fulfillment in 1997 of a mandated product-line upgrade for The Coca-Cola Company to its existing installed base and a $0.5 million decrease in revenues from moisture analyzers, primarily due to a slowdown in product demand in North America. These decreases in revenues were offset in part by an increase in revenues from Thermedics Detection's EGIS(R) explosives-detection systems and related services to $2.4 million in 1998 from $1.0 million in 1997, primarily due to $1.1 million of shipments under a contract with the U.S. Federal Aviation Administration (FAA), which was awarded to Thermedics Detection in May 1997. Product shipments under this contract were completed in the first quarter of 1998.

        Biomedical Products segment revenues increased to $21.6 million in the first quarter of 1998 from $18.8 million in the first quarter of 1997. Revenues from Thermo Cardiosystems increased to $16.5 million in 1998 from $14.9 million in 1997, primarily due to an increase in revenues from its air-driven LVAS, offset in part by a decrease in revenues from its electric LVAS. In April 1998, Thermo Cardiosystems received conditional approval from the FDA for engineering advancements made to the electric LVAS. The conditional approval of these advancements is contingent upon the Company responding to a series of additional questions relating to the submission. The Company anticipates that its response will be completed within several weeks of receipt of the conditional approval. In addition, revenues from the Company's Polymer Products division increased $0.9 million due to an increase in demand for its polymer film product line.

        The gross profit margin was unchanged at 49% in the first quarter of 1998 and 1997. The gross profit margin for the Instruments and Other Equipment segment remained unchanged at 47% in the first quarter of 1998 and 1997. The gross profit margin increased at Thermo Voltek, primarily due to an increase in the sale of certain higher-margin products, as well as the effect of an increase in Thermo Voltek's total revenues. This increase was offset by a decline in the gross profit margin at Thermedics
                                       12PAGE

                                 THERMEDICS INC.

    ---------------------------------------------------

    Detection, primarily due to a decrease in higher-margin service revenues, as well as higher costs relating to Thermedics Detection's contract with the FAA.

        The gross profit margin for the Biomedical Products segment increased to 54% in the first quarter of 1998 from 53% in the first quarter of 1997. The gross profit margin at Thermo Cardiosystems increased as a result of a shift in the sales mix to higher-margin air-driven LVAS and, to a lesser extent, an increase in revenues from higher-margin International Technidyne products. These increases were offset in part by a decrease in the gross profit margin at the Company's Polymer Products division due to increased sales of its lower-margin polymer film product line.

        Selling, general, and administrative expenses as a percentage of revenues decreased to 28% in the first quarter of 1998 from 30% in the first quarter of 1997. The decrease was primarily due to a decrease in Thermo Voltek's selling, general, and administrative expenses as a percentage of revenues due to efficiencies gained from operational, organizational, and personnel changes implemented in 1997.

        Research and development expenses increased to $6.6 million in the first quarter of 1998 from $5.6 million in the first quarter of 1997. The increase was primarily due to increased expenses at Thermedics Detection to develop new products and, to a lesser extent, increased expenses at Thermo Cardiosystems primarily due to expenses incurred in association with a clinical trial being conducted by Thermo Cardiosystems to evaluate the electric LVAS as an alternative to medical therapy.

        Interest income increased to $3.7 million in the first quarter of 1998 from $2.6 million in the first quarter of 1997, primarily due to higher average invested balances at Thermo Cardiosystems as a result of its May 1997 issuance of $70.0 million principal amount of 4 3/4% subordinated convertible debentures, and at Thermedics Detection as a result of its March 1997 initial public offering of common stock. Interest expense increased to $1.2 million in 1998 from $0.3 million in 1997, primarily as a result of Thermo Cardiosystems' issuance of the 4 3/4% subordinated convertible debentures.

        The effective tax rates were 40% and 14% in the first quarter of 1998 and 1997, respectively. The effective tax rate in 1998 exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies. The effective tax rate in 1997 was below the statutory federal income tax rate primarily due to the nontaxable gain on issuance of stock by subsidiary, offset in part by the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies.


                                       13PAGE

                                 THERMEDICS INC.

    ---------------------------------------------------

        Minority interest expense increased to $1.7 million in the first quarter of 1998 from $1.3 million in the first quarter of 1997, primarily due to higher profits at Thermo Cardiosystems and Thermo Voltek, offset in part by lower profits at Thermedics Detection.

        In the first quarter of 1998, the Company and a majority-owned subsidiary repurchased $11.5 million principal amount of subordinated convertible debentures for $9.3 million in cash, resulting in an extraordinary gain of $1.2 million, net of related income taxes of $0.8 million (Note 4).

    Liquidity and Capital Resources

        Consolidated working capital was $292.3 million at April 4, 1998, compared with $309.4 million at January 3, 1998. Cash, cash equivalents, and short- and long-term available-for-sale investments were $257.0 million at April 4, 1998, compared with $258.0 million at January 3, 1998. Of the $257.0 million balance at April 4, 1998, $218.6 million was held by the Company's majority-owned subsidiaries, and the remainder by the Company and its wholly owned subsidiaries.

        During the first quarter of 1998, $10.8 million of cash was provided by operating activities. Cash of $3.6 million was provided by a decrease in accounts receivable, primarily at Thermedics Detection due to decreased revenues. This increase in cash was partially offset by cash of $1.5 million used to fund an increase in inventories, primarily due to purchases for the production of Thermedics Detection's EZ Flash, expected to begin in May 1998.

        Excluding available-for-sale investment activity, the Company's primary investing activity during the first quarter of 1998 was the purchase of property, plant, and equipment for $1.7 million. During the remainder of 1998, the Company expects to make capital expenditures of approximately $8.4 million.

        During the first quarter of 1998, the Company's financing activities used cash of $10.1 million. The Company and a majority-owned subsidiary expended $9.3 million for the repurchase of subordinated convertible debentures (Note 4).

        The Company intends, for the foreseeable future, to maintain at least 50% ownership of its majority-owned subsidiaries. This may require the Company to purchase additional shares of common stock or, if applicable, convertible debentures (which are then converted) of these companies from time to time, as the number of these companies' outstanding shares increases, whether as a result of conversion of convertible notes or exercise of stock options issued by them, or otherwise. These or any other purchases may be made (i) in the open market or in negotiated transactions, (ii) directly from Thermo Electron or the relevant subsidiary, or (iii) in the case of Thermo Voltek, pursuant to the conversion of all or part of its subordinated convertible notes held by the Company.

                                       14PAGE

                                 THERMEDICS INC.

        During the first quarter of 1998, the Company and certain of its majority-owned subsidiaries expended $6.9 million and $3.5 million, respectively, to purchase securities of the Company and certain of its majority-owned subsidiaries. These purchases were made pursuant to authorizations by the Company and the applicable majority-owned subsidiaries' Boards of Directors. In March 1998, the Company's Board of Directors authorized the repurchase, through March 5, 1999, of up to an additional $10.0 million of its own securities and those of its majority-owned subsidiaries in the open market, or in negotiated transactions. As of April 4, 1998, $3.8 million and $17.8 million remained under the Company's and its majority-owned subsidiaries' authorizations, respectively. Any such purchases are funded from working capital.

        The Company expects to continue to pursue its strategy of expanding its business both through the continued development, manufacture, and sale of new products, and through the possible acquisition of companies that will provide additional marketing or manufacturing capabilities and new products. In March 1998, the Company proposed to acquire, through a merger, all of the outstanding shares of Thermo Voltek's common stock that the Company does not own, as well as redeem Thermo Voltek's $5.3 million principal amount of 3 3/4% subordinated convertible debentures due 2000. The total transaction cost is estimated to be approximately $27 million, which would be paid from internal funds. In March 1998, the Company's Thermo Sentron subsidiary agreed to acquire the three businesses that constitute the product-monitoring group of Smith Industries plc's Graseby plc division for approximately 26.4 million British pounds sterling (approximately $44 million) (Note 3). The purchase price would be paid by a combination of internal funds and short-term borrowings from Thermo Electron. While the Company currently has no other agreements to make any acquisitions, it expects that it would finance any acquisitions through a combination of internal funds, additional debt or equity financing from the capital markets, or short-term borrowings from Thermo Electron, although its has no agreement with Thermo Electron that assures funds will be available on acceptable terms or at all. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.

    PART II - OTHER INFORMATION

    Item 6 - Exhibits
    -----------------
        See Exhibit Index on the page immediately preceding exhibits.

                                       15PAGE

                                 THERMEDICS INC.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 12th day of May 1998.

                                              THERMEDICS INC.



                                              Paul F. Kelleher
                                              ---------------------------
                                              Paul F. Kelleher
                                              Chief Accounting Officer



                                              John N. Hatsopoulos
                                              ---------------------------
                                              John N. Hatsopoulos
                                              Chief Financial Officer
                                                and Senior Vice President





                                       16PAGE

                                 THERMEDICS INC.

                                  EXHIBIT INDEX


    Exhibit
    Number      Description of Exhibit
    ------------------------------------------------------------------------

      27        Financial Data Schedule.