Form 10-Q
period 1998-07-04
THERMEDICS INC
filed 1998-08-12
CIK 721356

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                  ---------------------------------------

                                    FORM 10-Q

(mark one)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended July 4, 1998.

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

       Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                   Outstanding at July 31, 1998
     ----------------------------       ----------------------------
     Common Stock, $.10 par value           36,789,389 Actual
                                            41,738,108 Pro Forma

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                 THERMEDICS INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                      July 4,   January 3,
(In thousands)                                           1998         1998
--------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents (includes $58,435
    and $175,101 under repurchase agreement
    with parent company)                             $123,184     $187,012
  Short-term available-for-sale investments,
    at quoted market value (amortized cost
    of $51,568 and $58,144)                            51,682       58,317
  Accounts receivable, less allowances of
    $5,183 and $4,207                                  63,763       61,488
  Inventories:
    Raw materials and supplies                         27,543       23,857
    Work in process                                    19,896       18,218
    Finished goods                                     20,734       17,499
  Prepaid income taxes and expenses                    13,808       12,769
                                                     --------     --------

                                                      320,610      379,160
                                                     --------     --------

Property, Plant, and Equipment, at Cost                60,364       55,597
  Less: Accumulated depreciation and
        amortization                                   37,675       33,986
                                                     --------     --------

                                                       22,689       21,611
                                                     --------     --------

Long-term Available-for-sale Investments,
  at Quoted Market Value (amortized cost
  of $46,625 and $12,655)                              46,625       12,665
                                                     --------     --------

Other Assets                                           11,472       12,139
                                                     --------     --------

Cost in Excess of Net Assets of Acquired
  Companies (Note 2)                                  148,748      110,977
                                                     --------     --------

                                                     $550,144     $536,552
                                                     ========     ========

                                 THERMEDICS INC.

                                   (Unaudited)

                  Liabilities and Shareholders' Investment


                                                      July 4,   January 3,
(In thousands except share amounts)                      1998         1998
--------------------------------------------------------------------------

Current Liabilities:
  Notes payable and current maturity of
    long-term obligation (includes $21,000 due
    to Thermo Electron in 1998; Note 2)              $ 28,348     $  7,498
  Accounts payable                                     19,700       18,020
  Accrued payroll and employee benefits                10,151       12,576
  Accrued commissions                                   4,160        3,389
  Accrued income taxes                                  9,308        6,815
  Accrued warranty costs                                5,190        3,784
  Other accrued expenses                               16,536       15,449
  Due to parent company and affiliated companies        2,228        2,266
                                                     --------     --------

                                                       95,621       69,797
                                                     --------     --------

Deferred Income Taxes and Other Deferred Items            181          177
                                                     --------     --------

Long-term Obligations:
  Subordinated convertible obligations (Note 5)       122,673      142,750
  Other                                                    13           21
                                                     --------     --------

                                                      122,686      142,771
                                                     --------     --------

Minority Interest                                      89,867       96,461
                                                     --------     --------

Shareholders' Investment (Note 3):
  Common stock, $.10 par value, 100,000,000 shares
    authorized; 41,738,108 pro forma shares and
    36,846,175 shares issued                            4,174        3,685
  Capital in excess of par value                      110,557      113,913
  Retained earnings                                   131,314      116,034
  Treasury stock at cost, 68,186 and 134,172
    shares                                             (1,488)      (3,449)
  Accumulated other comprehensive items (Note 7)       (2,768)      (2,837)
                                                     --------     --------

                                                      241,789      227,346
                                                     --------     --------

                                                     $550,144     $536,552
                                                     ========     ========


The accompanying notes are an integral part of these consolidated financial statements.

                                 THERMEDICS INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                        Three Months Ended
                                                        ------------------
                                                        July 4,   June 28,
(In thousands except per share amounts)                    1998       1997
--------------------------------------------------------------------------

Revenues                                                $76,711    $75,996
                                                        -------    -------

Costs and Operating Expenses:
  Cost of revenues                                       38,872     38,140
  Selling, general, and administrative expenses          22,421     21,552
  Research and development expenses                       6,146      6,227
                                                        -------    -------

                                                         67,439     65,919
                                                        -------    -------

Operating Income                                          9,272     10,077

Interest Income                                           3,281      3,305
Interest Expense (includes $77 to related party
  in 1998; Note 2)                                       (1,233)      (714)
Gain on Sale of Investments, Net                             13          -
                                                        -------    -------

Income Before Provision for Income Taxes,
  Minority Interest, and Extraordinary Item              11,333     12,668
Provision for Income Taxes                                4,331      5,174
Minority Interest Expense                                 1,728      1,988
                                                        -------    -------

Income Before Extraordinary Item                          5,274      5,506
Extraordinary Item, Net of Provision for Income
  Taxes of $2,312 (Note 5)                                3,433          -
                                                        -------    -------

Net Income                                              $ 8,707    $ 5,506
                                                        =======    =======

Earnings per Share (Notes 5 and 6):
  Basic                                                 $   .21    $   .15
                                                        =======    =======
  Diluted                                               $   .20    $   .14
                                                        =======    =======

Weighted Average Shares (Notes 5 and 6):
  Basic                                                  41,663     36,697
                                                        =======    =======
  Diluted                                                43,494     38,884
                                                        =======    =======


The accompanying notes are an integral part of these consolidated financial statements.

                                 THERMEDICS INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                         Six Months Ended
                                                        ------------------
                                                        July 4,   June 28,
(In thousands except per share amounts)                    1998       1997
--------------------------------------------------------------------------

Revenues                                              $152,372    $148,053
                                                      --------    --------

Costs and Operating Expenses:
  Cost of revenues                                      77,533      75,101
  Selling, general, and administrative expenses         43,482      43,516
  Research and development expenses                     12,775      11,811
                                                      --------    --------

                                                       133,790     130,428
                                                      --------    --------

Operating Income                                        18,582      17,625

Interest Income                                          6,946       5,942
Interest Expense (includes $77 to related party
  in 1998; Note 2)                                      (2,439)       (983)
Gain on Issuance of Stock by Subsidiary                      -      17,075
Gain on Sale of Investments, Net                            31           -
                                                      --------    --------

Income Before Provision for Income Taxes,
  Minority Interest, and Extraordinary Item             23,120      39,659
Provision for Income Taxes                               9,100       8,938
Minority Interest Expense                                3,378       3,249
                                                      --------    --------

Income Before Extraordinary Item                        10,642      27,472
Extraordinary Item, Net of Provision for Income
  Taxes of $3,092 (Note 5)                               4,638           -
                                                      --------    --------

Net Income                                            $ 15,280    $ 27,472
                                                      ========    ========

Earnings per Share (Notes 5 and 6):
  Basic                                               $    .37    $    .75
                                                      ========    ========
  Diluted                                             $    .36    $    .71
                                                      ========    ========
Weighted Average Shares (Notes 5 and 6):
  Basic                                                 40,760      36,690
                                                      ========    ========
  Diluted                                               42,709      38,920
                                                      ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                                 THERMEDICS INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                      Six Months Ended
                                                     --------------------
                                                     July 4,     June 28,
(In thousands)                                          1998         1997
-------------------------------------------------------------------------

Operating Activities:
  Net income                                       $  15,280    $  27,472
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                    5,392        5,411
      Provision for losses on accounts
        receivable                                       391          285
      Gain on issuance of stock by subsidiary              -      (17,075)
      Gain on sale of investments, net                   (31)           -
      Gain on repurchase and exchange of
        subordinated convertible debentures
        (Note 5)                                      (7,730)           -
      Minority interest expense                        3,378        3,249
      Other noncash expenses                             484          738
      Changes in current accounts, excluding
        the effects of acquisitions:
          Accounts receivable                          4,641        1,293
          Inventories                                 (2,338)      (5,897)
          Prepaid income taxes and expenses             (597)        (568)
          Accounts payable                            (1,596)        (518)
          Other current liabilities                   (3,849)       2,098
      Other                                             (335)           -
                                                   ---------    ---------

Net cash provided by operating activities             13,090       16,488
                                                   ---------    ---------

Investing Activities:
  Acquisitions, net of cash acquired (Note 2)        (44,195)      (3,880)
  Purchases of available-for-sale investments       (126,950)     (51,900)
  Proceeds from sale and maturities of
    available-for-sale investments                    99,975       66,920
  Purchases of property, plant, and equipment         (3,741)      (3,573)
  Other                                                 (503)          97
                                                   ---------    ---------

Net cash provided by (used in) investing
  activities                                       $ (75,414)   $   7,664
                                                   ---------    ---------

                                 THERMEDICS INC.

                                   (Unaudited)


                                                         Six Months Ended
                                                        ------------------
                                                        July 4,   June 28,
(In thousands)                                             1998       1997
--------------------------------------------------------------------------

Financing Activities:
  Net proceeds from issuance of Company and
    subsidiaries' common stock                        $    251    $ 28,674
  Proceeds from issuance of short-term obligation
    to Thermo Electron (Note 2)                         21,000           -
  Purchases of Company and subsidiaries'
    common stock                                       (11,737)    (37,429)
  Net proceeds from issuance of subordinated
    convertible debentures                                   -      68,139
  Repurchase of subordinated convertible
    debentures (Note 5)                                (11,384)          -
  Net increase (decrease) in short-term borrowings        (186)        853
  International Technidyne transfer from
    parent company                                           -         350
                                                      --------    --------

Net cash provided by (used in) financing
  activities                                            (2,056)     60,587
                                                      --------    --------

Exchange Rate Effect on Cash                               552         805
                                                      --------    --------

Increase (Decrease) in Cash and Cash
  Equivalents                                          (63,828)     85,544
Cash and Cash Equivalents at Beginning of
  Period                                               187,012      82,800
                                                      --------    --------

Cash and Cash Equivalents at End of Period            $123,184    $168,344
                                                      ========    ========

Noncash Activities (Notes 2 and 5):
  Fair value of assets of acquired companies          $ 54,294    $  6,240
  Cash paid for acquired companies acquired            (44,195)     (4,307)
                                                      --------    --------

    Liabilities assumed of acquired companies         $ 10,099    $  1,933
                                                      ========    ========

  Conversions of subsidiaries' convertible
    obligations                                       $      -    $    895
                                                      ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                                 THERMEDICS INC.

                 Notes to Consolidated Financial Statements

1.  General

    The interim consolidated financial statements presented have been prepared by Thermedics Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 4, 1998, the results of operations for the three- and six-month periods ended July 4, 1998, and June 28, 1997, and the cash flows for the six-month periods ended July 4, 1998, and June 28, 1997. Interim results are not necessarily indicative of results for a full year.

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

2.  Acquisition

    On June 12, 1998, the Company's Thermo Sentron Inc. subsidiary acquired the three businesses that constitute the product-monitoring group of Smiths Industries plc's Graseby Limited subsidiary (the product-monitoring businesses) for $44.2 million in cash, net of cash acquired, and the assumption of certain liabilities. The product-monitoring businesses design, manufacture, and distribute specialized packaged-goods equipment, including checkweighers and metal detectors, for the food and pharmaceutical industries. The product-monitoring businesses are based in the United Kingdom and had combined revenues in calendar 1997 of approximately $46.0 million. To partially finance this acquisition, Thermo Sentron borrowed $21.0 million from Thermo Electron Corporation pursuant to a promissory note due December 1998, bearing interest at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

    This acquisition has been accounted for using the purchase method of accounting, and the results of operations of the product-monitoring businesses have been included in the accompanying financial statements from the date of acquisition. The cost of the acquisition exceeded the estimated fair value of the acquired net assets by $38.6 million, which is being amortized over 40 years. Allocation of the purchase price was based on an estimate of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation. The Company has gathered no information that indicates the final allocation will differ materially from the preliminary estimate. Pro forma data has not been presented as the results of the product-monitoring businesses were not material to the Company's results of operations.

3.  Common Stock

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

4. Offer to Acquire the Outstanding Common Stock of Thermo Voltek Corp.

    On March 31, 1998, the Company proposed to acquire, through a merger, all of the outstanding shares of common stock of Thermo Voltek Corp. (a publicly traded, majority-owned subsidiary) that the Company does not own, at a price of $7.00 per share in cash. In addition, the proposal contemplates the redemption of Thermo Voltek's $5.3 million principal amount of 3 3/4% subordinated convertible debentures due 2000. As of July 4, 1998, the Company owned 67% of the outstanding common stock of Thermo Voltek. In addition, Thermo Electron owns approximately 3% of the outstanding common stock of Thermo Voltek.

    On March 31, 1998, complaints were filed by certain shareholders of Thermo Voltek, each attempting to act on behalf of Thermo Voltek's public shareholders. The complaints allege, among other things, that the proposed price of $7.00 per share to be paid to the shareholders of Thermo Voltek is unfair and grossly inadequate.

    Thermo Voltek has appointed a special committee, comprised of its independent directors, to evaluate the proposal with the assistance of a financial advisor, HSBC Securities, Inc., which is also working with the special committee to evaluate alternatives to the proposal, including the possibility of identifying another buyer of Thermo Voltek. The merger is contingent upon, among other things, the negotiation and execution of a definitive merger agreement; receipt by Thermo Voltek's Board of Directors of an opinion by an investment banking firm that the Company's offer is fair to Thermo Voltek's shareholders (other than the Company and Thermo Electron) from a financial point of view; approval by the holders of a majority of Thermo Voltek's shares, excluding the Company and Thermo Electron; the approval of Thermo Voltek's Board of Directors upon recommendation of its special committee; and clearance by the Securities and Exchange Commission of the proxy materials regarding the proposed transaction.

5.  Repurchase and Exchange of Subordinated Convertible Debentures

    In June 1998, the Company offered holders of its noninterest-bearing subordinated convertible debentures due 2003, convertible at $31.125 per share, the opportunity to exchange such debentures for newly issued 2 7/8% subordinated convertible debentures due 2003, convertible at

5.  Repurchase and Exchange of Subordinated Convertible Debentures
    (continued)

$14.928 per share. Holders of $21.7 million principal amount of outstanding debentures exchanged such debentures for $15.9 million principal amount of newly issued debentures. This transaction resulted in an extraordinary gain of $3.0 million, net of taxes of $2.1 million, in accordance with the provisions of Emerging Issues Task Force Pronouncement No. 96-19. In addition, earlier in the second quarter of 1998, the Company repurchased $2.7 million principal amount of noninterest-bearing subordinated convertible debentures for $2.1 million in cash, resulting in an extraordinary gain of $0.4 million, net of taxes of $0.2 million. During the first quarter of 1998, the Company and a majority-owned subsidiary repurchased $11.5 million principal amount of subordinated convertible debentures for $9.3 million in cash, resulting in an extraordinary gain of $1.2 million, net of taxes of $0.8 million.

    The extraordinary gains recorded by the Company increased basic and diluted earnings per share by $.08 in the second quarter of 1998 and $.11 in the first six months of 1998.

6.  Earnings per Share

    Basic and diluted earnings per share were calculated as follows:

                               Three Months Ended        Six Months Ended
                               ------------------       -------------------
(In thousands except           July 4,   June 28,       July 4,   June 28,
per share amounts)                1998       1997          1998       1997
---------------------------------------------------------------------------
Basic
Net income                     $ 8,707    $ 5,506       $15,280    $27,472
                               -------    -------       -------    -------

Weighted average shares         36,782     36,697        36,764     36,690
Effect of shares issuable
  in exchange for
  Thermo Cardiosystems
  common stock                   4,881          -         3,996          -
                               -------    -------       -------    -------

Pro forma basic weighted
  average shares                41,663     36,697        40,760     36,690
                               -------    -------       -------    -------

Basic earnings per share       $   .21    $   .15       $   .37    $   .75
                               =======    =======       =======    =======

                               Three Months Ended        Six Months Ended
                               ------------------       ------------------
(In thousands except           July 4,    June 28,      July 4,   June 28,
per share amounts)                1998        1997         1998       1997
--------------------------------------------------------------------------
Diluted
Net income                     $ 8,707    $ 5,506       $15,280    $27,472
Effect of:
  Convertible obligations            1          -             1          -
  Majority-owned
    subsidiaries' dilutive
    securities                     (24)       (11)          (59)       (19)
                               -------    -------       -------    -------

Income available to
  common shareholders,
  as adjusted                  $ 8,684    $ 5,495       $15,222    $27,453
                               =======    =======       =======    =======

Basic weighted average
  shares                        41,663     36,697        40,760     36,690
Effect of:
  Convertible obligations        1,722      1,989         1,827      1,989
  Stock options                    109        198           122        241
                               -------    -------       -------    -------

Pro forma weighted average
  shares, as adjusted           43,494     38,884        42,709     38,920
                               -------    -------       -------    -------

Diluted earnings per
  share                        $   .20    $   .14       $   .36    $   .71
                               =======    =======       =======    =======

    The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of July 4, 1998, there were 1,090,850 of such options outstanding, with exercise prices ranging from $15.52 to $29.73 per share.

7.  Comprehensive Income

    During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represent certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net-of-tax gains and losses from available-for-sale investments. During the second quarter of 1998 and 1997, the Company's comprehensive income totaled $8.9 million and $5.6 million, respectively. During the first six months of 1998 and 1997, the Company's comprehensive income totaled $15.3 million and $25.8 million, respectively.

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

Overview

    The Company's business is divided into two segments: Instruments and Other Equipment, and Biomedical Products. The Instruments and Other Equipment segment includes the Company's Thermo Sentron Inc. subsidiary, which develops, manufactures, and sells high-speed precision-weighing and inspection equipment for industrial production and packaging lines; its Thermedics Detection Inc. subsidiary, which develops, manufactures, and markets high-speed detection instruments used in a variety of on-line industrial process applications, security applications, and laboratory analysis; and its Thermo Voltek Corp. subsidiary, which manufactures electronics-test instruments and a range of products related to power amplification, conversion, and quality. On June 12, 1998, Thermo Sentron acquired the three businesses that constitute the product-monitoring group of Smiths Industries plc's Graseby Limited subsidiary (the product-monitoring businesses; Note 2).

    As part of its Biomedical Products segment, the Company's Thermo Cardiosystems Inc. subsidiary manufactures two implantable left ventricular-assist systems (LVAS): a pneumatic, or air-driven, system and an electric version. Thermo Cardiosystems' electric LVAS is being used in Europe as a bridge to transplant and as an alternative to medical therapy. According to terms set by the U.S. Food and Drug Administration (FDA), no profit can be earned from the sale of an LVAS in the U.S. until the FDA has approved the device for commercial sale. With the FDA's approval, the Company began earning a profit on the sale of its air-driven LVAS in 1994. Until FDA approval has been obtained, the Company may not earn a profit on the sale in the U.S. of other products, such as the electric LVAS, currently used in clinical studies. Thermo Cardiosystems' International Technidyne Corporation subsidiary is a leading manufacturer of near-patient, whole-blood coagulation testing equipment and related disposables and also manufactures premium-quality, single-use skin-incision devices. The Company also develops and manufactures enteral nutrition-delivery systems and a line of medical-grade polymers used in medical disposables and in nonmedical, industrial applications, including safety glass and automotive coatings.

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

Results of Operations

Second Quarter 1998 Compared With Second Quarter 1997

    Total revenues were $76.7 million in the second quarter of 1998, compared with $76.0 million in the second quarter of 1997. Instruments and Other Equipment segment revenues were $56.3 million in 1998, compared with $56.0 million in 1997. An increase of $3.1 million in revenues from Thermo Sentron was offset in part by decreases in revenues of $1.6 million and $1.2 million at Thermedics Detection and Thermo Voltek, respectively.

    Revenues from Thermo Sentron increased to $21.6 million in the second quarter of 1998 from $18.5 million in the second quarter of 1997, primarily due to the inclusion of $2.6 million of revenues from the acquisitions of Westerland Engineering Ltd. in July 1997, and the product-monitoring businesses on June 12, 1998, and, to a lesser extent, increased product demand. These increases were offset in part by a decrease of $0.7 million due to the impact of a stronger U.S. dollar relative to currencies in foreign countries in which Thermo Sentron operates. Revenues at Thermedics Detection decreased to $24.0 million 1998 from $25.6 million in 1997. Revenues from Thermedics Detection's EGIS(R) explosives-detection systems and related services decreased to $2.2 million in 1998 from $3.1 million in 1997, primarily due to a decline in international demand. Revenues from Thermedics Detection's industrial process instruments and related services decreased to $8.1 million in 1998 from $8.5 million in 1997, primarily as a result of the fulfillment in 1997 of a mandated product-line upgrade for The Coca-Cola Company to its existing installed base of Alexus(R) systems. This decrease was partially offset by an increase in InScan(R) product sales. Revenues from Thermo Voltek decreased to $10.7 million in 1998 from $11.9 million in 1997, primarily due to a decline in demand for electrostatic discharge (ESD) test equipment.

    Biomedical Products segment revenues increased to $20.4 million in the second quarter of 1998 from $20.0 million in the second quarter of 1997. Revenues from Thermo Cardiosystems increased to $16.1 million in 1998 from $15.9 million in 1997. Increases in revenues from International Technidyne and the air-driven LVAS were offset in part by a decrease in revenues from the electric LVAS. In June 1998, Thermo Cardiosystems received approval from the FDA for engineering advancements made to the electric LVAS. The FDA also presented additional questions regarding certain other aspects of Thermo Cardiosystems' submission. Thermo Cardiosystems responded to these questions in July 1998 and is currently awaiting the FDA's response.

    The gross profit margin decreased to 49% in the second quarter of 1998 from 50% in the second quarter of 1997. The gross profit margin for the Instruments and Other Equipment segment decreased to 47% in 1998 from 49% in 1997. This decline was the result of a decrease in higher-margin Alexus service revenues at Thermedics Detection and, to a lesser extent, lower gross profit margins at Thermo Sentron associated with the sale of inventories revalued at the time of the acquisition of the product-monitoring businesses .

    The gross profit margin for the Biomedical Products segment increased to 55% in the second quarter of 1998 from 52% in the second quarter of 1997. The gross profit margin at Thermo Cardiosystems increased as a result of an increase in revenues from higher-margin International Technidyne products and, to a lesser extent, a shift in the sales mix to higher-margin air-driven LVAS.

    Selling, general, and administrative expenses as a percentage of revenues increased to 29% in the second quarter of 1998 from 28% in the second quarter of 1997. The increase is primarily due to an increase in marketing efforts at Thermo Cardiosystems due to increased promotional expenses at International Technidyne. This increase was offset in part by a decrease in Thermo Voltek's selling, general, and administrative expenses as a percentage of revenues due to efficiencies gained from operational, organizational, and personnel changes implemented in 1997.

    Research and development expenses were relatively unchanged at $6.1 million in the second quarter of 1998, compared with $6.2 million in the second quarter of 1997. Increased expenses at Thermo Cardiosystems, primarily due to expenses incurred in association with a clinical trial being conducted by Thermo Cardiosystems to evaluate the electric LVAS as an alternative to medical therapy and, to a lesser extent, expenses associated with the development of Thermo Cardiosystems' HeartMate II system, were more than offset by decreases in research and development expenses at Thermo Voltek and Thermedics Detection due to the completion of certain projects and a reallocation of resources to third-party contracts, respectively.

    Interest income was $3.3 million in both the second quarter of 1998 and 1997. Interest expense increased to $1.2 million in 1998 from $0.7 million in 1997, primarily as a result of Thermo Cardiosystems' issuance of $70.0 million principal amount of 4 3/4% subordinated convertible debentures in May 1997 and Thermo Sentron's borrowing of $21.0 million from Thermo Electron to partially finance the acquisition of the product-monitoring businesses.

    The effective tax rates were 38% and 41% in the second quarter of 1998 and 1997, respectively. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies. The effective tax rate decreased due to a decrease in the relative effect of nondeductible expenses.

    Minority interest expense decreased to $1.7 million in the second quarter of 1998 from $2.0 million in the second quarter of 1997, primarily due to lower profits at Thermo Cardiosystems and the Company's increased percentage ownership of Thermo Cardiosystems, Thermo Voltek, and Thermedics Detection. This was offset in part by higher profits at Thermo Voltek, and the effect on minority interest of the sale of Orion Research Inc. to Thermedics Detection in May 1998.

    In June 1998, the Company exchanged $21.7 million principal amount of noninterest-bearing subordinated convertible debentures for $15.9 million principal amount 2 7/8% subordinated convertible debentures due 2003, resulting in an extraordinary gain of $3.0 million, net of taxes of $2.1 million (Note 5). In addition, earlier in the second quarter of 1998, the Company repurchased $2.7 million principal amount of noninterest-bearing subordinated convertible debentures for $2.1 million in cash, resulting in an extraordinary gain of $0.4 million, net of taxes of $0.2 million (Note 5).

    The Company is currently assessing the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems and on products sold as well as products purchased by the Company. The Company believes that its internal information systems and current products are either year 2000 compliant or will be so prior to the year 2000 without incurring material costs. There can be no assurance, however, that the Company will not experience unexpected costs and delays in achieving year 2000 compliance for its internal information systems and current products, which could result in a material adverse effect on the Company's future results of operations.

    The Company is presently assessing the effect that the year 2000 issue may have on its previously sold products. The Company is also assessing whether its key suppliers are adequately addressing this issue and the effect this might have on the Company. The Company has not completed its analysis and is unable to conclude at this time that the year 2000 issue as it relates to its previously sold products and products purchased from key suppliers is not reasonably likely to have a material adverse effect on the Company's future results of operations.

First Six Months 1998 Compared With First Six Months 1997

    Total revenues were $152.4 million in the first six months of 1998, compared with $148.1 million in the first six months of 1997. Instruments and Other Equipment segment revenues were $110.4 million in 1998 compared to $109.2 million in 1997. An increase of $4.1 million in revenues from Thermo Sentron was offset in part by a decrease in revenues of $3.5 million at Thermedics Detection.

    Revenues from Thermo Sentron increased to $40.6 million in the first six months of 1998 from $36.5 million in the first six months of 1997, primarily due to the acquisitions of Westerland in July 1997 and the product monitoring businesses on June 12, 1998, and increased product demand. These increases were offset in part by a decrease of $1.6 million due to the impact of a stronger U.S. dollar relative to currencies in foreign countries in which Thermo Sentron operates. Revenues at Thermedics Detection decreased to $47.7 million in 1998 from $51.2 million in 1997. Revenues from Thermedics Detection's industrial process instruments and related services decreased to $15.2 million in 1998 from $19.2 million in 1997, primarily as a result of the fulfillment in 1997 of a mandated product-line upgrade for The Coca-Cola Company to its existing installed base of Alexus systems and a $0.8 million decrease in revenues from moisture analyzers, primarily due to a slowdown in product demand in North America. These decreases in industrial process instruments revenues were offset in part by an increase in revenues from Thermedics Detection's InScan product line. Revenue from EGIS explosives-detection systems and related services increased to $4.6 million in 1998 from $4.2 million in 1997, primarily due to $1.1 million of shipments under a contract with the U.S. Federal Aviation Administration (FAA). Product shipments under this contract were completed in the first quarter of 1998. Revenues from Thermo Voltek were $22.2 million in 1998, compared with $21.6 million in 1997. Increased revenue of $1.0 million due to the acquisition of Milmega Ltd. in April 1997 was offset in part by a decline in demand for ESD test equipment.

    Biomedical Products segment revenues increased to $42.0 million in the first six months of 1998 from $38.8 million in the first six months of 1997. Revenues from Thermo Cardiosystems increased to $32.6 million in 1998 from $30.8 million in 1997, primarily due to an increase in revenues from International Technidyne and its air-driven LVAS, offset in part by a decrease in revenues from its electric LVAS. In addition, revenues from the Company's Polymer Products division increased $1.0 million due to an increase in demand for its polymer film product line.

    The gross profit margin was unchanged at 49% in the first six months of 1998 and 1997. The gross profit margin for the Instruments and Other Equipment segment decreased to 47% in 1998 from 48% in 1997. This decrease is the result of a decline in the gross profit margin at Thermedics Detection, primarily due to a decrease in higher-margin service revenues, as well as higher costs relating to Thermedics Detection's service contract with the FAA.

    The gross profit margin for the Biomedical Products segment increased to 55% in the first six months of 1998 from 53% in the first six months of 1997. The gross profit margin at Thermo Cardiosystems increased as a result of an increase in revenues from higher-margin International Technidyne products and, to a lesser extent, a shift in the sales mix to higher-margin air-driven LVAS.

    Selling, general, and administrative expenses as a percentage of revenues were unchanged at 29% in the first six months of 1998 and 1997.

A decrease in Thermo Voltek's selling, general, and administrative expenses as a percentage of revenues due to efficiencies gained from operational, organizational, and personnel changes implemented in 1997 was offset by an increase in selling, general, and administrative expenses at Thermo Cardiosystems due to increased promotional expenses at International Technidyne.

    Research and development expenses increased to $12.8 million in the first six months of 1998 from $11.8 million in the first six months of 1997. The increase was primarily due to increased expenses at Thermo Cardiosystems in association with a clinical trial being conducted to evaluate the electric LVAS as an alternative to medical therapy and, to a lesser extent, expenses associated with the development of Thermo Cardiosystems' HeartMate II system.

    Interest income increased to $6.9 million in the first six months of 1998 from $5.9 million in the first six months of 1997, primarily due to higher average invested balances at Thermo Cardiosystems as a result of its issuance of $70.0 million principal amount of 4 3/4% subordinated convertible debentures in May 1997 and at Thermedics Detection as a result of its March 1997 initial public offering of common stock. Interest expense increased to $2.4 million in 1998 from $1.0 million in 1997, primarily as a result of Thermo Cardiosystems' issuance of 4 3/4% subordinated convertible debentures and Thermo Sentron's borrowing from Thermo Electron to partially finance its acquisition of the product-monitoring businesses.

    During the first six months of 1997, the Company recorded a nontaxable gain on issuance of stock by subsidiary of $17.1 million as a result of the sale of stock by Thermedics Detection.

    The effective tax rates were 39% and 23% in the first six months of 1998 and 1997, respectively. The effective tax rate in the 1998 exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies. The effective tax rate in 1997 was below the statutory federal income tax rate primarily due to the nontaxable gain on issuance of stock by subsidiary, offset in part by the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies.

    Minority interest expense increased to $3.4 million in the first six months of 1998 from $3.2 million in the first six months of 1997, primarily due to higher profits at Thermo Voltek, offset in part by the effect on minority interest expense of the Company's increased ownership of Thermo Voltek and Thermo Cardiosystems.

    In June 1998, the Company exchanged $21.7 million principal amount of noninterest-bearing subordinated convertible debentures for $15.9 million principal amount 2 7/8% subordinated convertible debentures due 2003, resulting in an extraordinary gain of $3.0 million, net of related income taxes of $2.1 million (Note 5). In addition, the Company and a majority-owned subsidiary repurchased $14.2 million principal amount of subordinated convertible debentures for $11.4 million in cash, resulting in an extraordinary gain of $1.6 million, net of related income taxes of $1.0 million (Note 5).

Liquidity and Capital Resources

    Consolidated working capital was $225.0 million at July 4, 1998, compared with $309.4 million at January 3, 1998. Cash, cash equivalents, and short- and long-term available-for-sale investments were $221.5 million at July 4, 1998, compared with $258.0 million at January 3, 1998. Of the $221.5 million balance at July 4, 1998, $191.1 million was held by the Company's majority-owned subsidiaries, and the remainder by the Company and its wholly owned subsidiaries.

    During the first six months of 1998, $13.1 million of cash was provided by operating activities. Cash of $4.6 million was provided by a decrease in accounts receivable, primarily at Thermo Sentron, Thermo Cardiosystems due to improved collections, and at Thermedics Detection due to a decrease in revenues. This increase in cash was partially offset by cash of $3.8 million used to fund a decrease in other current liabilities, primarily accrued payroll and related benefits.

    Excluding available-for-sale investment activity, the Company's primary investing activity during the first six months of 1998 was the purchase of the product-monitoring group of Smiths Industries plc's Graseby Limited subsidiary by Thermo Sentron for $44.2 million, net of cash acquired (Note 2). The Company expended $3.7 million for the purchases of property, plant, and equipment during the first six months of 1998. During the remainder of 1998, the Company expects to make capital expenditures of approximately $6.0 million.

    During the first six months of 1998, the Company's financing activities used cash of $2.1 million. Thermo Sentron borrowed $21.0 million from Thermo Electron to partially finance the acquisition of the product-monitoring businesses. The Company and a majority-owned subsidiary expended $11.4 million for the repurchase of subordinated convertible debentures (Note 5).

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

    During the first six months of 1998, the Company and certain of its majority-owned subsidiaries expended $8.9 million and $14.2 million, respectively, to purchase securities of the Company and certain of its majority-owned subsidiaries. These purchases were made pursuant to authorizations by the Company and the applicable majority-owned subsidiaries' Boards of Directors. In March 1998, the Company's Board of Directors authorized the repurchase, through March 5, 1999, of up to an additional $10.0 million of its own securities and those of its majority-

Liquidity and Capital Resources

owned subsidiaries in the open market, or in negotiated transactions. As of July 4, 1998, $0.3 million and $3.7 million remained under the Company's and its majority-owned subsidiaries' authorizations, respectively. Any such purchases are funded from working capital.

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

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

    On June 1, 1998, at the Annual Meeting of Shareholders, the shareholders elected seven incumbent directors to a one-year term expiring in 1999. The Directors elected at the meeting were Peter O. Crisp, Paul F. Ferrari, Dr. George N. Hatsopoulos, John N. Hatsopoulos, John T. Keiser, John W. Wood Jr., and Dr. Nicholas T. Zervas. Mr. Crisp received 34,834,890 shares voted in favor of his election and 535,341 shares voted against. Mr. Ferrari received 34,830,190 shares voted in favor of his election and 540,041 shares voted against. Dr. Hatsopoulos received 34,832,899 shares voted in favor of his election and 537,332 shares voted against. Mr. Hatsopoulos received 34,835,261 shares voted in favor of his election and 534,970 shares voted against. Mr. Keiser received 34,834,065 shares voted in favor of his election and 536,166 shares voted against. Mr. Wood received 34,834,011 shares voted in favor of his election and 536,220 voted against. Dr. Zervas received 34,832,040 shares voted in favor of his election and 538,191 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.

Item 5 - Other Information

     Pursuant to recent amendments to the rules relating to proxy statements under the Securities Exchange Act of 1934, as amended (the Exchange Act), shareholders of the Company are hereby notified that any shareholder proposal not included in the Company's proxy materials for its 1999 Annual Meeting of Shareholders (the Annual Meeting) in accordance with Rule 14a-8 under the Exchange Act will be considered untimely for the purposes of Rules 14a-4 and 14a-5 under the Exchange Act if notice thereof is received by the Company after March 15, 1999. Management proxies will be authorized to exercise discretionary voting authority with respect to any shareholder proposal not included in the Company's proxy materials for the Annual Meeting unless (a) the Company receives notice of such proposal by March 15, 1999, and (b) the conditions set forth in Rule 14a-4(c)(2)(i)-(iii) under the Exchange Act are met.

Item 6 - Exhibits

    See Exhibit Index on the page immediately preceding exhibits.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 12th day of August 1998.

                                            THERMEDICS INC.



                                            Paul F. Kelleher
                                            ---------------------------
                                            Paul F. Kelleher
                                            Chief Accounting Officer



                                            John N. Hatsopoulos
                                            ---------------------------
                                            John N. Hatsopoulos
                                            Chief Financial Officer and
                                              Senior Vice President

                                  EXHIBIT INDEX


Exhibit
Number      Description of Exhibit
-----------------------------------------------------------------------------
  27        Financial Data Schedule.