Form 10-Q
period 1998-10-03
THERMEDICS INC
filed 1998-11-09
CIK 721356

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                   _____________________________________

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended October 3, 1998.

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

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                 Outstanding at October 30, 1998
      ----------------------------    -------------------------------
      Common Stock, $.10 par value          36,809,777 Actual
                                           41,690,310 Pro Forma

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------
                                 THERMEDICS INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                   October 3,   January 3,
(In thousands)                                           1998         1998
--------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents (includes $71,868
    and $175,101 under repurchase agreement
    with parent company)                             $119,543     $187,012
  Short-term available-for-sale investments,
    at quoted market value (amortized cost of
    $74,029 and $58,144)                               74,152       58,317
  Accounts receivable, less allowances of
    $5,049 and $4,207                                  62,616       61,488
  Inventories:
    Raw materials and supplies                         26,746       23,857
    Work in process                                    18,018       18,218
    Finished goods                                     20,699       17,499
  Prepaid income taxes and expenses                    15,772       12,769
                                                     --------     --------

                                                      337,546      379,160
                                                     --------     --------

Property, Plant, and Equipment, at Cost                62,089       55,597
  Less: Accumulated depreciation and
        amortization                                   39,687       33,986
                                                     --------     --------

                                                       22,402       21,611
                                                     --------     --------

Long-term Available-for-sale Investments,
  at Quoted Market Value (amortized cost
  of $38,860 and $12,655)                              38,901       12,665
                                                     --------     --------

Other Assets                                           11,470       12,139
                                                     --------     --------

Cost in Excess of Net Assets of Acquired
  Companies (Note 2)                                  148,700      110,977
                                                     --------     --------

                                                     $559,019     $536,552
                                                     ========     ========

                                 THERMEDICS INC.
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                  Liabilities and Shareholders' Investment


                                                   October 3,   January 3,
(In thousands except share amounts)                      1998         1998
--------------------------------------------------------------------------

Current Liabilities:
  Notes payable and current maturity of
    long-term obligation (includes $21,000 to
    parent company at October 3, 1998)               $ 27,885     $  7,498
  Accounts payable                                     18,564       18,020
  Accrued payroll and employee benefits                12,350       12,576
  Accrued income taxes                                 12,099        6,815
  Accrued warranty costs                                5,089        3,784
  Other accrued expenses                               26,953       18,838
  Due to parent company and affiliated companies        2,010        2,266
                                                     --------     --------

                                                      104,950       69,797
                                                     --------     --------

Deferred Income Taxes and Other Deferred Items            183          177
                                                     --------     --------

Long-term Obligations:
  Subordinated convertible obligations (Note 5)       122,673      142,750
  Other                                                     5           21
                                                     --------     --------

                                                      122,678      142,771
                                                     --------     --------

Minority Interest                                      87,600       96,461
                                                     --------     --------

Shareholders' Investment (Note 3):
  Common stock, $.10 par value, 100,000,000
    shares authorized; 41,738,108 pro forma
    shares and 36,846,175 shares issued                 4,174        3,685
  Capital in excess of par value                      106,352      113,913
  Retained earnings                                   135,592      116,034
  Treasury stock at cost, 47,798 and 134,172
    shares                                             (1,036)      (3,449)
  Accumulated other comprehensive items (Note 7)       (1,474)      (2,837)
                                                     --------     --------

                                                      243,608      227,346
                                                     --------     --------
                                                     $559,019     $536,552
                                                     ========     ========


The accompanying notes are an integral part of these consolidated financial statements.

                                 THERMEDICS INC.
                        Consolidated Statement of Income
                                   (Unaudited)


                                                     Three Months Ended
                                                 -------------------------
                                                  October 3, September 27,
(In thousands except per share amounts)                 1998          1997
--------------------------------------------------------------------------

Revenues                                             $81,515       $76,217
                                                     -------       -------

Costs and Operating Expenses:
  Cost of revenues                                    44,061        38,433
  Selling, general, and administrative expenses       23,189        20,335
  Research and development expenses                    6,768         5,941
                                                     -------       -------

                                                      74,018        64,709
                                                     -------       -------

Operating Income                                       7,497        11,508

Interest Income                                        3,099         3,531
Interest Expense (includes $304 to parent
  company in 1998)                                    (1,628)       (1,202)
Gain on Sale of Investments, Net                           -           427
                                                     -------       -------

Income Before Provision for Income Taxes
  and Minority Interest                                8,968        14,264
Provision for Income Taxes                             3,504         5,453
Minority Interest Expense                              1,186         2,147
                                                     -------       -------

Net Income                                           $ 4,278       $ 6,664
                                                     =======       =======

Earnings per Share (Note 6):
  Basic                                              $   .10       $   .18
                                                     =======       =======

  Diluted                                            $   .10       $   .17
                                                     =======       =======

Weighted Average Shares (Note 6):
  Basic                                               41,675        36,704
                                                     =======       =======

  Diluted                                             43,764        38,898
                                                     =======       =======

The accompanying notes are an integral part of these consolidated financial statements.

                                THERMEDICS INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                     Nine Months Ended
                                                 -------------------------
                                                 October 3,  September 27,
(In thousands except per share amounts)                1998           1997
--------------------------------------------------------------------------

Revenues                                           $233,887       $224,270
                                                   --------       --------

Costs and Operating Expenses:
  Cost of revenues                                  121,594        113,534
  Selling, general, and administrative
    expenses                                         66,671         63,851
  Research and development expenses                  19,543         17,752
                                                   --------       --------

                                                    207,808        195,137
                                                   --------       --------

Operating Income                                     26,079         29,133

Interest Income                                      10,045          9,473
Interest Expense (includes $384 to parent
  company in 1998)                                   (4,067)        (2,185)
Gain on Issuance of Stock by Subsidiary                   -         17,075
Gain on Sale of Investments, Net                         31            427
                                                   --------       --------

Income Before Provision for Income Taxes,
   Minority Interest, and Extraordinary Item         32,088         53,923
Provision for Income Taxes                           12,604         14,391
Minority Interest Expense                             4,564          5,396
                                                   --------       --------

Income Before Extraordinary Item                     14,920         34,136
Extraordinary Item, Net of Provision for
  Income Taxes of $3,092 (Note 5)                     4,638              -
                                                   --------       --------

Net Income                                         $ 19,558       $ 34,136
                                                   ========       ========

Earnings per Share (Notes 5 and 6):
  Basic                                            $    .48       $    .93
                                                   ========       ========

  Diluted                                          $    .46       $    .88
                                                   ========       ========

Weighted Average Shares (Notes 5 and 6):
  Basic                                              41,065         36,695
                                                   ========       ========

  Diluted                                            43,061         38,913
                                                   ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                                 THERMEDICS INC.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                    Nine Months Ended
                                                --------------------------
                                                October 3,   September 27,
(In thousands)                                        1998            1997
--------------------------------------------------------------------------

Operating Activities:
  Net income                                     $  19,558       $  34,136
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                  8,481           8,287
      Provision for losses on accounts
        receivable                                     569             486
      Gain on issuance of stock by
        subsidiary                                       -         (17,075)
      Gain on sale of investments, net                 (31)           (427)
      Minority interest expense                      4,564           5,396
      Gain on repurchase and exchange of
        subordinated convertible debentures
        (Note 5)                                    (7,730)              -
      Other noncash expenses                           712             698
      Changes in current accounts, excluding
        the effects of acquisitions:
          Accounts receivable                        5,464            (478)
          Inventories                                  545          (7,490)
          Prepaid income taxes and expenses           (681)           (713)
          Accounts payable                          (2,358)           (952)
          Other current liabilities                  1,045           4,577
      Other                                           (332)              -
                                                 ---------       ---------

Net cash provided by operating activities           29,806          26,445
                                                 ---------       ---------


Investing Activities:
  Acquisitions, net of cash acquired (Note 2)      (44,196)         (5,658)
  Purchases of available-for-sale investments     (169,235)        (71,900)
  Proceeds from sale and maturities of
    available-for-sale investments                 127,560          86,884
  Purchases of property, plant, and equipment       (5,525)         (5,015)
  Other                                               (653)            117
                                                 ---------       ---------

Net cash provided by (used in) investing
  activities                                     $ (92,049)      $   4,428
                                                 ---------       ---------

                                THERMEDICS INC.

                                   (Unaudited)


                                                     Nine Months Ended
                                                 -------------------------
                                                 October 3,  September 27,
(In thousands)                                         1998           1997
--------------------------------------------------------------------------

Financing Activities:
  Net proceeds from issuance of Company and
    subsidiaries' common stock                    $     438      $  28,929
  Proceeds from issuance of short-term
    obligation to Thermo Electron (Note 2)           21,000              -
  Purchases of Company and subsidiaries'
    common stock                                    (14,744)       (49,055)
  Net proceeds from issuance of subordinated
    convertible debentures                                -         68,030
  Repurchase of subordinated convertible
    debentures (Note 5)                             (11,384)             -
  Net increase (decrease) in short-term
    borrowings                                       (1,000)         2,705
  International Technidyne transfer from
    parent company                                        -            350
                                                  ---------      ---------

Net cash provided by (used in) financing
  activities                                         (5,690)        50,959
                                                  ---------      ---------

Exchange Rate Effect on Cash                            464            787
                                                  ---------      ---------

Increase (Decrease) in Cash and Cash
  Equivalents                                       (67,469)        82,619
Cash and Cash Equivalents at Beginning of
  Period                                            187,012         82,800
                                                  ---------      ---------

Cash and Cash Equivalents at End of Period        $ 119,543      $ 165,419
                                                  =========      =========

Noncash Activities (Note 2):
  Fair value of assets of acquired companies      $  56,433      $   9,306
  Cash paid for acquired companies acquired         (44,196)        (6,268)
                                                  ---------      ---------

    Liabilities assumed of acquired companies     $  12,237      $   3,038
                                                  =========      =========

  Conversions of subsidiaries' convertible
    obligations                                   $       -      $   4,650
                                                  =========      =========


The accompanying notes are an integral part of these consolidated financial statements.

                                 THERMEDICS INC.
                 Notes to Consolidated Financial Statements

1.  General

    The interim consolidated financial statements presented have been prepared by Thermedics Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at October 3, 1998, the results of operations for the three- and nine-month periods ended October 3, 1998, and September 27, 1997, and the cash flows for the nine-month periods ended October 3, 1998, and September 27, 1997. Interim results are not necessarily indicative of results for a full year.

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

2.  Acquisition

    On June 12, 1998, the Company's Thermo Sentron Inc. subsidiary acquired the three businesses that constituted the product-monitoring group of Smiths Industries plc's Graseby Limited subsidiary (the product-monitoring businesses) for $44.2 million in cash, net of cash acquired, and the assumption of certain liabilities. The product-monitoring businesses design, manufacture, and distribute specialized packaged-goods equipment, including checkweighers and metal detectors, for the food and pharmaceutical industries. The product-monitoring businesses are based in the United Kingdom and had combined revenues in calendar 1997 of approximately $46.0 million. To partially finance this acquisition, Thermo Sentron borrowed $21.0 million from Thermo Electron Corporation pursuant to a promissory note due December 1998, bearing interest at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

    This acquisition has been accounted for using the purchase method of accounting, and the results of operations of the product-monitoring businesses have been included in the accompanying financial statements from the date of acquisition. The cost of the acquisition exceeded the estimated fair value of the acquired net assets by $39.0 million, which is being amortized over 40 years. Allocation of the purchase price was based on an estimate of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation. To date, the Company has gathered no information that indicates the final purchase price allocation will differ materially from the preliminary estimate. Pro forma data has not been presented as the results of the product- monitoring businesses were not material to the Company's results of operations.

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

4.  Offer to Acquire the Outstanding Common Stock of Thermo Voltek Corp.

    On March 31, 1998, the Company proposed to acquire, through a merger, all of the outstanding shares of common stock of Thermo Voltek Corp. (a publicly traded, majority-owned subsidiary) that the Company does not own, other than shares owned by Thermo Electron, at a price of $7.00 per share in cash. In addition, the proposal contemplates the redemption of Thermo Voltek's $5.3 million principal amount of 3 3/4% subordinated convertible debentures due 2000. As of October 3, 1998, the Company owned 66% of the outstanding common stock of Thermo Voltek. In addition, Thermo Electron owns approximately 3% of the outstanding common stock of Thermo Voltek.

    On March 31, 1998, complaints were filed by certain shareholders of Thermo Voltek, each attempting to act on behalf of Thermo Voltek's public shareholders. The complaints allege, among other things, that the proposed price of $7.00 per share to be paid to the shareholders of Thermo Voltek is unfair and grossly inadequate.

    Thermo Voltek appointed a special committee, comprised of its independent directors, to evaluate the proposal with the assistance of a financial advisor, HSBC Securities, Inc. In September 1998, Thermo Voltek's Board of Directors, upon recommendation of the special committee, voted to proceed with the Company's proposal. The merger is still subject to, among other things, the negotiation and execution of a definitive merger agreement; approval by the holders of a majority of Thermo Voltek's shares, excluding the Company and Thermo Electron; and clearance by the Securities and Exchange Commission of the proxy materials regarding the proposed transaction.

5.  Repurchase and Exchange of Subordinated Convertible Debentures

    In June 1998, the Company offered holders of its noninterest-bearing subordinated convertible debentures due 2003, convertible at $31.125 per share, the opportunity to exchange such debentures for newly issued 2 7/8% subordinated convertible debentures due 2003, convertible at $14.928 per share. Holders of $21.7 million principal amount of outstanding debentures exchanged such debentures for $15.9 million principal amount of newly issued debentures. This transaction resulted in

5.  Repurchase and Exchange of Subordinated Convertible Debentures
    (continued)

an extraordinary gain of $3.0 million, net of taxes of $2.1 million, in accordance with the provisions of Emerging Issues Task Force Pronouncement No. 96-19. In addition, earlier in the second quarter of 1998, the Company repurchased $2.7 million principal amount of its noninterest-bearing subordinated convertible debentures for $2.1 million in cash, resulting in an extraordinary gain of $0.4 million, net of taxes of $0.2 million. During the first quarter of 1998, the Company and a majority-owned subsidiary repurchased $11.5 million principal amount of subordinated convertible debentures for $9.3 million in cash, resulting in an extraordinary gain of $1.2 million, net of taxes of $0.8 million.

    The extraordinary gains recorded by the Company increased basic and diluted earnings per share by $.11 in the first nine months of 1998.

6.  Earnings per Share

    Basic and diluted earnings per share were calculated as follows:

                                 Three Months Ended     Nine Months Ended
                                 ------------------     ------------------
(In thousands except             Oct. 3,  Sept. 27,     Oct. 3,  Sept. 27,
per share amounts)                  1998       1997        1998       1997
--------------------------------------------------------------------------
Basic
Net Income                       $ 4,278    $ 6,664     $19,558    $34,136
                                 -------    -------     -------    -------

Weighted Average Shares           36,794     36,704      36,774     36,695
Effect of Shares Issuable
  in Exchange for
  Thermo Cardiosystems
  Common Stock                     4,881          -       4,291          -
                                 -------    -------     -------    -------

Pro Forma Basic Weighted
  Average Shares                  41,675     36,704      41,065     36,695
                                 -------    -------     -------    -------

Basic Earnings per Share         $   .10    $   .18     $   .48    $   .93
                                 =======    =======     =======    =======

                                 Three Months Ended      Nine Months Ended
                                 ------------------     ------------------
(In thousands except             Oct. 3,  Sept. 27,     Oct. 3,  Sept. 27,
per share amounts)                  1998       1997        1998       1997
--------------------------------------------------------------------------
Diluted
Net Income                       $ 4,278    $ 6,664     $19,558    $34,136
Effect of:
  Convertible obligations             68          -          70          -
  Majority-owned
    subsidiaries' dilutive
    securities                        (6)       (14)        (24)       (30)
                                 -------    -------     -------    -------

Income Available to Common
  Shareholders, as Adjusted      $ 4,340    $ 6,650     $19,604    $34,106
                                 -------    -------     -------    -------

Pro Forma Basic Weighted
  Average Shares                  41,675     36,704      41,065     36,695
Effect of:
  Convertible obligations          2,028      1,989       1,894      1,989
  Stock options                       61        205         102        229
                                 -------    -------     -------    -------

Pro Forma Weighted Average
  Shares, as Adjusted             43,764     38,898      43,061     38,913
                                 -------    -------     -------    -------

Diluted Earnings per Share       $   .10    $   .17     $   .46    $   .88
                                 =======    =======     =======    =======

    The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of October 3, 1998, there were 1,366,650 such options outstanding, with exercise prices ranging from $12.43 to $29.73 per share.

7.  Comprehensive Income

    During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represent certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net-of-tax gains and losses from available-for-sale investments. During the third quarter of 1998 and 1997, the Company's comprehensive income totaled $5.3 million and $6.3 million, respectively. During the first nine months of 1998 and 1997, the Company's comprehensive income totaled $20.6 million and $32.1 million, respectively.

8.  Proposed Reorganization

    On August 12, 1998, Thermo Electron announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company. Under this plan, the Company may acquire Thermo Electron's wholly owned biomedical group for shares of Company common stock. In addition, the Company's equity interests in Thermo Sentron Inc., Thermedics Detection Inc., and Thermo Voltek Corp. subsidiaries may be transferred to Thermo Electron for shares of common stock of the Company. Thermo Electron may, in turn, transfer such equity interests in Thermo Sentron and Thermedics Detection to Thermo Instrument, in exchange for cash. The proposed transactions are subject to a number of conditions, as outlined in the Company's current Report on Form 8-K for events occurring on August 12, 1998, filed with the Securities and Exchange Commission.

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

Overview

    The Company's business is divided into two segments: Instruments and Other Equipment, and Biomedical Products. The Instruments and Other Equipment segment includes the Company's Thermo Sentron Inc. subsidiary, which develops, manufactures, and sells high-speed precision-weighing and inspection equipment for packaging lines in the food, pharmaceutical, and other diverse industries, and for producers of bulk materials; its Thermedics Detection Inc. subsidiary, which develops, manufactures, and markets high-speed detection instruments used in a variety of on-line industrial process and quality-control applications, security applications, and laboratory analyses; and its Thermo Voltek Corp. subsidiary, which manufactures a range of products related to power amplification and conversion, as well as instruments that test electronic systems and components. On June 12, 1998, Thermo Sentron acquired the three businesses that constituted the product-monitoring group of Smiths Industries plc's Graseby Limited subsidiary (the product-monitoring businesses; Note 2).

    As part of its Biomedical Products segment, the Company's Thermo Cardiosystems Inc. subsidiary manufactures two implantable left ventricular-assist systems (LVAS): a pneumatic, or air-driven, system and an electric version. Thermo Cardiosystems' electric LVAS is being used in Europe as a bridge to transplant and to provide long-term cardiac support for patients not eligible for a heart transplant. According to terms set by the U.S. Food and Drug Administration (FDA), no profit can be earned from the sale of an LVAS in the U.S. until the FDA has approved the device for commercial sale. With the FDA's approval, the Company began earning a profit on the sale of its air-driven LVAS in 1994. In September 1998, the Company announced that the FDA granted approval for commercial sale in the U.S. of the electric LVAS as a bridge to transplant, and as a result Thermo Cardiosystems has become eligible to earn a profit on the sale of the electric LVAS. Until FDA approval has been obtained, the Company may not earn a profit on the sale in the U.S. of other products currently used in clinical studies. Thermo Cardiosystems' International Technidyne Corporation subsidiary is a leading manufacturer of near-patient, whole-blood coagulation testing equipment and related disposables and also manufactures premium-quality, single-use, skin-incision devices. The Company also develops and manufactures enteral nutrition-delivery systems and a line of medical-grade polymers used in medical disposables and in nonmedical, industrial applications, including safety glass and automotive coatings.

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

Results of Operations

Third Quarter 1998 Compared With Third Quarter 1997

    Total revenues were $81.5 million in the third quarter of 1998, compared with $76.2 million in the third quarter of 1997. Instruments and Other Equipment segment revenues were $61.3 million in 1998, compared with $56.9 million in 1997. An increase of $9.6 million in revenues from Thermo Sentron was offset in part by decreases in revenues of $2.7 million and $2.5 million at Thermedics Detection and Thermo Voltek, respectively.

    Revenues from Thermo Sentron increased to $29.1 million in the third quarter of 1998 from $19.5 million in the third quarter of 1997, primarily due to the inclusion of $11.0 million of revenues from the acquisition of the product-monitoring businesses on June 12, 1998. This increase was offset in part by a decrease of $0.9 million due to a decrease in demand in Asia and Europe. Revenues at Thermedics Detection decreased to $23.6 million in 1998 from $26.2 million in 1997. Revenues from Thermedics Detection's laboratory products instruments and related services decreased to $13.0 million in 1998 from $14.1 million in 1997, primarily due to a decrease in worldwide demand. Revenues from Thermedics Detection's industrial process instruments and related services decreased to $7.9 million in 1998 from $9.0 million in 1997, primarily due to a decrease in large corporate orders for near-infrared analyzers and related products. Revenues from Thermedics Detection's EGIS(R) explosives-detection systems and related services decreased to $2.4 million in 1998 from $2.8 million in 1997, primarily due to a decline in international demand. Revenues from Thermo Voltek decreased to $8.7 million in 1998 from $11.1 million in 1997, primarily due to a decline in demand for certain lower-margin products in Europe and for electrostatic discharge (ESD) test equipment for the semiconductor industry in Asia.

    Biomedical Products segment revenues increased to $20.2 million in the third quarter of 1998 from $19.4 million in the third quarter of 1997. Revenues from Thermo Cardiosystems increased to $15.8 million in 1998 from $14.7 million in 1997. An increase in revenues from sales of the electric LVAS were offset in part by a slight decrease in revenues from International Technidyne.

    The gross profit margin decreased to 46% in the third quarter of 1998 from 50% in the third quarter of 1997. The gross profit margin for the Instruments and Other Equipment segment decreased to 44% in 1998 from 48% in 1997. This decline was primarily the result of the inclusion of lower-margin revenues from the product-monitoring businesses at Thermo Sentron and a decrease in sales of high-margin ESD test equipment at Thermo Voltek.

    The gross profit margin for the Biomedical Products segment decreased to 52% in the third quarter of 1998 from 54% in the third quarter of 1997. The gross profit margin at Thermo Cardiosystems decreased primarily due to an increase in lower-margin electric LVAS revenues. As a result of the FDA's approval of the electric LVAS, Thermo Cardiosystems has announced a 13% price increase in the electric LVAS product line in the U.S., effective November 1, 1998.

    Selling, general, and administrative expenses as a percentage of revenues increased to 28% in the third quarter of 1998 from 27% in the third quarter of 1997. The increase is primarily due to a decrease in revenues at Thermedics Detection and Thermo Voltek and, to a lesser extent, an increase in sales and marketing staff at Thermo Cardiosystems in anticipation of increased electric LVAS sales following the FDA approval.

    Research and development expenses increased to $6.8 million in the third quarter of 1998 from $5.9 million in the third quarter of 1997. The increase reflects increased expenses at Thermo Cardiosystems, primarily due to costs associated with a clinical trial being conducted by Thermo Cardiosystems to evaluate the electric LVAS as a long-term cardiac support for patients not eligible for a heart transplant and, to a lesser extent, costs associated with the development of Thermo Cardiosystems'

HeartMate II system. In addition, research and development expenses increased at Thermo Sentron due to the inclusion of expenses from the product-monitoring businesses.

    Interest income decreased to $3.1 million in the third quarter of 1998 from $3.5 million in the third quarter of 1997, primarily due to lower average invested balances as a result of Thermo Sentron's acquisition of the product-monitoring businesses and cash expended to repurchase securities of the Company and certain of its majority-owned subsidiaries. Interest expense increased to $1.6 million in 1998 from $1.2 million in 1997, primarily as a result of interest expense on borrowings at Thermo Sentron used to partially finance the acquisition of the product-monitoring businesses.

    The effective tax rates were 39% and 38% in the third quarter of 1998 and 1997, respectively. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies.

    Minority interest expense decreased to $1.2 million in the third quarter of 1998 from $2.1 million in the third quarter of 1997, primarily due to lower profits at the Company's majority-owned subsidiaries and the Company's increased ownership of Thermo Cardiosystems (Note 3).

First Nine Months 1998 Compared With First Nine Months 1997

    Total revenues were $233.9 million in the first nine months of 1998, compared with $224.3 million in the first nine months of 1997. Instruments and Other Equipment segment revenues were $171.7 million in 1998, compared with $166.1 million in 1997. An increase of $13.7 million in revenues from Thermo Sentron was offset in part by decreases in revenues of $6.2 million and $1.9 million at Thermedics Detection and Thermo Voltek, respectively.

    Revenues from Thermo Sentron increased to $69.7 million in the first nine months of 1998 from $56.0 million in the first nine months of 1997. Thermo Sentron's revenues increased $14.5 million as a result of acquisitions and, to a lesser extent, increased product demand. These increases were offset in part by a decrease in revenues of $2.1 million due to the impact of a stronger U.S. dollar relative to currencies in foreign countries in which Thermo Sentron operates. Revenues at Thermedics Detection decreased to $71.2 million in 1998 from $77.4 million in 1997. Revenues from Thermedics Detection's industrial process instruments and related services decreased to $23.1 million in 1998 from $28.1 million in 1997, primarily as a result of the fulfillment in 1997 of a mandated product-line upgrade for The Coca-Cola Company to its existing installed base of Alexus systems, offset in part by an increase in InScan(R) product sales in 1998. Revenues from Thermedics Detection's EGIS explosives-detection systems and related services decreased slightly to $6.9 million in 1998 from $7.0 million in 1997. Revenues from Thermo Voltek decreased to $30.8 million in 1998 from $32.7 million in 1997, primarily due to lower demand for certain lower-margin products in Europe and lower sales of high-margin ESD test equipment for the semiconductor industry, due in part to Asian economic conditions.

    Biomedical Products segment revenues increased to $62.2 million in the first nine months of 1998 from $58.2 million in the first nine months of 1997. Revenues from Thermo Cardiosystems increased to $48.4 million in 1998 from $45.6 million in 1997, primarily due to an increase in revenues from its air-driven LVAS and International Technidyne.

    The gross profit margin decreased to 48% in the first nine months of 1998 from 49% in the first nine months of 1997. The gross profit margin for the Instruments and Other Equipment segment decreased to 46% in 1998 from 48% in 1997. This decrease is primarily the result of the inclusion of lower-margin revenues from the product-monitoring businesses at Thermo Sentron.

    The gross profit margin for the Biomedical Products segment increased to 54% in the first nine months of 1998 from 53% in the first nine months of 1997. The gross profit margin at Thermo Cardiosystems increased as a result of an increase in revenues from the higher-margin air-driven LVAS and, to a lesser extent, an increase in revenues from higher-margin International Technidyne products.

    Selling, general, and administrative expenses as a percentage of revenues were unchanged at 28.5% in the first nine months of 1998 and 1997. A decrease in selling, general, and administrative expenses as a percentage of revenues at Thermo Voltek due to efficiencies gained from operational, organizational, and personnel changes implemented in 1997 was offset by an increase in selling, general, and administrative expenses at Thermo Cardiosystems due to the reasons discussed in the results of operations for the third quarter.

    Research and development expenses increased to $19.5 million in the first nine months of 1998 from $17.8 million in the first nine months of 1997, primarily due to the reasons discussed in the results of operations for the third quarter.

    Interest income increased to $10.0 million in the first nine months of 1998 from $9.5 million in the first nine months of 1997, primarily due to higher average invested balances as a result of Thermo Cardiosystems' issuance of $70.0 million principal amount of 4 3/4% subordinated convertible debentures in May 1997 and Thermedics Detection's March 1997 initial public offering of common stock. These increases were offset by decreased interest income due to lower average invested balances at Thermo Sentron due to cash expended for the acquisition of the product-monitoring businesses and cash expended to repurchase securities of the Company and certain of its majority-owned subsidiaries. Interest expense increased to $4.1 million in 1998 from $2.2 million in 1997, primarily as a result of Thermo Cardiosystems' issuance of 4 3/4% subordinated convertible debentures and interest expense at Thermo Sentron on borrowings used to partially finance the acquisition of the product-monitoring businesses.

    During the first nine months of 1997, the Company recorded a gain on the issuance of stock by subsidiary of $17.1 million as a result of Thermedics Detection's March 1997 initial public offering of common stock.

    The effective tax rates were 39% and 27% in the first nine months of 1998 and 1997, respectively. The effective tax rate in 1998 exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies. The effective tax rate in 1997 was below the statutory federal income tax rate primarily due to the nontaxable gain on issuance of stock by subsidiary, offset in part by the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies.

    Minority interest expense decreased to $4.6 million in the first nine months of 1998 from $5.4 million in the first nine months of 1997, primarily due to lower profits at certain of the Company's majority-owned subsidiaries and the Company's increased ownership of Thermo Cardiosystems (Note 3).

    In June 1998, the Company exchanged $21.7 million principal amount of noninterest-bearing subordinated convertible debentures for $15.9 million principal amount 2 7/8% subordinated convertible debentures due 2003, resulting in an extraordinary gain of $3.0 million, net of taxes of $2.1 million. In addition, the Company and a majority-owned subsidiary repurchased $14.2 million principal amount of subordinated convertible debentures for $11.4 million in cash, resulting in an extraordinary gain of $1.6 million, net of taxes of $1.0 million (Note 5).

Liquidity and Capital Resources

    Consolidated working capital was $232.6 million at October 3, 1998, compared with $309.4 million at January 3, 1998. Cash, cash equivalents, and short- and long-term available-for-sale investments were $232.6 million at October 3, 1998, compared with $258.0 million at January 3, 1998. Of the $232.6 million balance at October 3, 1998, $198.7 million was held by the Company's majority-owned subsidiaries, and the remainder by the Company and its wholly owned subsidiaries.

    During the first nine months of 1998, $29.8 million of cash was provided by operating activities. Cash of $5.5 million was provided by a decrease in accounts receivable, primarily due to decreased revenues at certain of the Company's majority-owned subsidiaries. This increase was offset in part by the use of cash of $2.4 million to fund a decrease in accounts payable.

    Excluding available-for-sale investment activity, the Company's primary investing activity during the first nine months of 1998 was the purchase of the product-monitoring group of Smiths Industries plc's Graseby Limited subsidiary by Thermo Sentron for $44.2 million, net of cash acquired (Note 2). The Company expended $5.5 million for the purchase of property, plant, and equipment during the first nine months of 1998. During the remainder of 1998, the Company expects to make capital expenditures of approximately $3.0 million.

    During the first nine months of 1998, the Company's financing activities used cash of $5.7 million. Thermo Sentron borrowed $21.0 million from Thermo Electron to partially finance the acquisition of the product-monitoring businesses. The Company and a majority-owned subsidiary expended $11.4 million for the repurchase of subordinated convertible debentures (Note 5).

    During the first nine months of 1998, the Company and certain of its majority-owned subsidiaries expended $9.9 million and $16.2 million, respectively, to purchase securities of the Company and certain of its majority-owned subsidiaries. These purchases were made pursuant to authorizations by the Company and the applicable majority-owned subsidiaries' Boards of Directors. In March 1998, the Company's Board of Directors authorized the repurchase, through March 5, 1999, of up to an additional $10.0 million of its own securities and those of its majority-owned subsidiaries in the open market, or in negotiated transactions. As of October 3, 1998, $0.3 million and $18.6 million remained under the Company's and its majority-owned subsidiaries' authorizations, respectively. Any such purchases are funded from working capital.

    The Company expects to continue to pursue its strategy of expanding its business both through the continued development, manufacture, and sale of new products, and through the possible acquisition of companies that will provide additional marketing or manufacturing capabilities and new products. In March 1998, the Company proposed to acquire, through a merger, all of the outstanding shares of Thermo Voltek's common stock that the Company does not own, other than shares owned by Thermo Electron, as well as redeem Thermo Voltek's $5.3 million principal amount of 3 3/4% subordinated convertible debentures due 2000. The total transaction cost is estimated to be approximately $27 million, which would be paid from internal funds. While the Company currently has no other agreements to make any acquisitions, it expects that it would finance any acquisitions through a combination of internal funds or short-term borrowings from Thermo Electron, although its has no agreement with Thermo Electron that assures funds will be available on acceptable terms or at all. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.

Year 2000

    The Company continues to assess the potential impact of the year 2000 on the Company's internal business systems, products, and operations. The Company's year 2000 initiatives include (i) testing and upgrading internal business systems and facilities; (ii) testing and developing necessary upgrades for the Company's current products and certain discontinued products; (iii) contacting key suppliers, vendors, and customers to determine their year 2000 compliance status; and (iv) developing contingency plans.

The Company's State of Readiness

    The Company has tested and evaluated its critical information technology systems for year 2000 compliance, including its significant computer systems, software applications, and related equipment. The Company is currently in the process of upgrading or replacing its noncompliant systems. The Company expects that all of its material information technology systems will be year 2000 compliant by the end of 1999. The Company is also evaluating the potential year 2000 impact on its facilities, including its buildings and utility systems. Any problems that are identified will be prioritized and remediated based on their assigned priority. The Company will continue periodic testing of its critical internal business systems and facilities in an effort to minimize operating disruptions due to year 2000 issues.

    The Company believes that all of the material products that it currently manufactures and sells are year 2000 compliant. However, as many of the Company's products are complex, interact with third-party products, and operate on computer systems that are not under the Company's control, there can be no assurance that the Company has identified all of the year 2000 problems with its current products. The Company believes that certain of its older products, which it no longer manufactures or sells, may not be year 2000 compliant. The Company is continuing to test and evaluate such products and may offer upgrades or alternative products where reasonably practicable.

    The Company is in the process of identifying and contacting suppliers, vendors, and customers that are believed to be significant to the Company's business operations in order to assess their year 2000 readiness. As part of this effort, the Company has developed and is distributing questionnaires relating to year 2000 compliance to its significant suppliers, vendors, and customers. The Company intends to follow-up and monitor the year 2000 compliant progress of significant suppliers, vendors, and customers that indicate that they are not year 2000 compliant or that do not respond to the Company's questionnaires.

Contingency Plan

    The Company intends to develop a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems. This plan may include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products and significant suppliers, vendors, and customers, it will modify and adjust its contingency plan as may be required.

Estimated Costs to Address the Company's Year 2000 Issues

    To date, costs incurred in connection with the year 2000 issue have not been material. The Company does not expect total year 2000 remediation costs to be material, but there can be no assurance that the Company will not encounter unexpected costs or delays in achieving year 2000 compliance.

Risks of the Company's Year 2000 Issues

    While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays. Despite its efforts to ensure that its material current products are year 2000 compliant, the Company may see an increase in warranty and other claims, especially those related to Company products that incorporate, or operate using, third-party software or hardware. In addition, certain of the Company's older products, which it no longer manufactures or sells, may not be year 2000 compliant, which may expose the Company to claims. If any of the Company's material suppliers, vendors, or customers experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. The Company's research and development, production, distribution, financial, administrative, and communications operations might be disrupted. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. Any unexpected costs or delays arising from the year 2000 issue could have a significant adverse impact on the Company's business, operations, and financial condition.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

    See Exhibit Index on the page immediately preceding exhibits.

(b) Reports on Form 8-K

    On August 13, 1998, the Company filed a Current Report on Form 8-K dated August 12, 1998, with respect to a proposed reorganization by the Company's parent organization, Thermo Electron Corporation, involving certain of Thermo Electron's subsidiaries, including the Company.

    On September 30, 1998, the Company filed a Current Report on Form 8-K dated September 29, 1998, with respect to FDA approval of Thermo Cardiosystems' electric LVAS.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 9th day of November 1998.

                                            THERMEDICS INC.



                                            Paul F. Kelleher
                                            ---------------------------
                                            Paul F. Kelleher
                                            Chief Accounting Officer



                                            John N. Hatsopoulos
                                            ---------------------------
                                            John N. Hatsopoulos
                                            Chief Financial Officer and
                                              Senior Vice President

                                  EXHIBIT INDEX


Exhibit
Number     Description of Exhibit
----------------------------------------------------------------------
  27       Financial Data Schedule.