Form 10-K/A
period 1998-01-03
THERMEDICS INC
filed 1999-02-16
CIK 721356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
            ----------------------------------------------------

                AMENDMENT NO. 1 ON FORM 10-K/A TO FORM 10-K

(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended January 3, 1998.

[   ] Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934.

                          Commission file number 1-9567

                                 THERMEDICS INC.
             (Exact name of Registrant as specified in its charter)

Massachusetts                                                        04-2788806
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

470 Wildwood Street, P.O. Box 2999
Woburn, Massachusetts                                               01888-1799
(Address of principal executive offices)                            (Zip Code)

     Registrant's telephone number, including area code: (781) 622-1000

        Securities registered pursuant to Section 12(b) of the Act:

     Title of each class             Name of exchange on which registered
   Common Stock, $.10 par value                American Stock Exchange

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended January 3, 1998, are incorporated by reference into Parts I and II.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 1, 1998, are incorporated by reference into
Part III.

                                                                     FORM 10-K/A

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(c) Exhibits

    13 Annual Report to Shareholders for the year ended January 3, 1998
       (only those portions incorporated herein by reference).

    23 Consent of Arthur Andersen LLP.

                                                                     FORM 10-K/A

                                 THERMEDICS INC.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 16, 1999

                                          THERMEDICS INC.



                                          By: /s/ Paul F. Kelleher
                                             --------------------------
                                             Paul F. Kelleher
                                             Chief Accounting Officer