Form 10-K
period 1999-01-02
THERMEDICS INC
filed 1999-03-18
CIK 721356

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
            ----------------------------------------------------

                                 FORM 10-K

(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended January 2, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
Yes [ X ]  No [     ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 29, 1999, was approximately $95,552,000.

As of January 29, 1999, the Registrant had 41,696,696 pro forma shares of common stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended January 2, 1999, are incorporated by reference into Parts I and II.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 1999, are incorporated by reference into
Part III.

                                   PART I

Item 1.                                               Business

(a) General Development of Business

    The businesses of Thermedics Inc. (the Company or the Registrant) operate in four reportable segments: Quality Assurance and Security Products, Precision Weighing and Inspection Equipment, Heart Assist and Blood Testing Devices, and Power Electronics and Test Equipment.

    Through the Company's Thermedics Detection Inc. subsidiary, the Quality Assurance and Security Products segment develops, manufactures, and markets high-speed, detection and measurement instruments used in a variety of on-line industrial process applications, security applications, and for laboratory analysis. On May 6, 1998, Thermedics Detection acquired Thermedics' Orion laboratory products division in exchange for the right to receive 5,961,225 shares of Thermedics Detection common stock. Orion manufactures electrochemistry systems that determine the quality of a wide variety of substances, including food, cosmetics, and household products by measuring components such as pH, specific ion concentration, dissolved oxygen, and conductivity. The issuance of the 5,961,225 shares of Thermedics Detection common stock issuable in the merger was approved by the January 1999 vote of Thermedics Detection shareholders.

    The Company's Precision Weighing and Inspection Equipment segment includes the Company's Thermo Sentron Inc. subsidiary, which develops, manufactures, and markets high-speed precision-weighing and inspection equipment for industrial production and packaging lines.

    The Heart Assist and Blood Testing Devices segment consists of the Company's Thermo Cardiosystems Inc. subsidiary, which has developed two implantable left ventricular-assist systems (LVAS): a pneumatic, or air-driven, system and an electric version. Thermo Cardiosystems' International Technidyne Corporation subsidiary is a leading manufacturer of near-patient, whole-blood coagulation testing equipment and related disposables and also manufactures premium-quality, single-use skin-incision devices.

    The Power Electronics and Test Equipment segment, through the Company's Thermo Voltek Corp. subsidiary, designs, manufactures, and markets a range of products related to power amplification, conversion, and quality and electronics-test instruments. On March 31, 1998, the Company proposed to acquire, through a merger, all of the outstanding shares of common stock of Thermo Voltek that the Company does not own, other than shares owned by Thermo Electron, at a price of $7.00 per share in cash. A meeting of Thermo Voltek's shareholders will occur on March 25, 1999, to consider this matter. The proposed merger is discussed in Note 16 to Consolidated Financial Statements in the Registrant's Fiscal 1998* Annual Report to Shareholders, which information is incorporated herein by reference.

    In addition, the Company develops, manufactures, and markets enteral nutrition-delivery systems and a line of medical-grade polymers used in medical disposables and in nonmedical, industrial applications, including safety glass and automotive coatings.

    The Company was incorporated in 1983 under the laws of Massachusetts as a wholly owned subsidiary of Thermo Electron. On February 5, 1998, the Company's Board of Directors voted to issue 4,880,533 shares of its common stock to Thermo Electron in exchange for 3,355,705 shares of Thermo Cardiosystems' common stock. The Company's issuance of the 4,880,533 shares of its common stock to Thermo Electron is subject to approval by the Company's shareholders at a meeting to occur on March 31, 1999. However, because Thermo Electron is the majority shareholder and intends to vote its shares in favor of the transaction, approval is assured. The shares of common stock will be exchanged at their respective fair market values as of February 5, 1998. As of January 2, 1999, on a pro forma
--------------------
* References to 1998, 1997, and 1996 herein are for the fiscal years ended January 2, 1999, January 3, 1998, and December 28, 1996, respectively.

basis, assuming the completion of the transaction discussed above, Thermo Electron owned 30,850,049 shares of the Company's common stock, representing 74% of such stock outstanding. Thermo Electron is a world leader in monitoring, analytical, and biomedical instrumentation; biomedical products including heart-assist devices, respiratory-care equipment, and mammography systems; and paper recycling and papermaking equipment. Thermo Electron also develops alternative-energy systems and clean fuels, provides a range of services including industrial outsourcing and environmental-liability management, and conducts research and development in advanced imaging, laser, and electronic information-management technologies.

    Thermo Electron intends, for the foreseeable future, to maintain at least 50% ownership of the Company. This may require Thermo Electron to purchase additional shares of the Company's common stock (or debentures convertible into common stock) from time to time, as the number of the Company's outstanding shares increases. These or any other purchases may be made either in the open market or directly from the Company. See Notes 4 and 7 to Consolidated Financial Statements in the Company's 1998 Annual Report to Shareholders for a description of the Company's outstanding stock options and convertible debentures. During 1998, Thermo Electron purchased 4,828,895 shares of the Company's common stock in the open market for $52.8 million. Additionally, during 1998, Thermo Electron purchased in the open market 882,450 shares of common stock of Thermedics Detection for $8.2 million and 454,224 shares of common stock of Thermo Sentron for $4.3 million.

    During 1998, Thermo Electron announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company. Under this plan, the Company may acquire Thermo Electron's wholly owned biomedical group for shares of Company common stock and the Company's equity interest in its Thermo Sentron, Thermedics Detection, and Thermo Voltek subsidiaries. Thermo Electron may, in turn, take Thermo Sentron and Thermedics Detection private, and shareholders of these subsidiaries would receive cash in exchange for their shares of common stock. The proposed transactions are subject to a number of conditions, as outlined in Note 16 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to Shareholders, which information is incorporated herein by reference.

Forward-looking Statements

    Forward-looking statements, within the meaning of Section 21E of the Securities and Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words, "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's 1998 Annual Report to Shareholders, which statements are incorporated herein by reference.

(b) Financial Information About Segments

    Financial information concerning the Company's segments is summarized in
Note 13 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to Shareholders, which information is incorporated herein by reference.

(c) Description of Business

    (i)  Principal Products and Services

Quality Assurance and Security Products

Detection Instruments

    Thermedics Detection supplies high-speed detection and measurement systems to examine a variety of products and substances either on-line or in a laboratory to ensure their quality. The ALEXUS(R) systems detect trace amounts of constituents that would affect product quality in refillable plastic beverage containers. The InScan(R) high-speed X-ray imaging system uses high-speed X-ray imaging technology to determine accurate fill volume, net volume, proper contents, and package integrity of containers for the beverage, food, and other industries. Through its Moisture Systems division, Thermedics Detection designs, manufactures, and markets equipment that uses near-infrared spectroscopy to measure moisture and other product constituents, including fats, proteins, oils, flavorings, solvents, adhesives, and coatings, in a variety of products as they move along manufacturing lines. These systems are used across the food, pharmaceutical, chemical, petrochemical, tobacco, forest products, paper converting, plastics, textiles, corrugating, and other industries.

    Thermedics Detection's high-speed gas chromatograph, called Flash-GC(TM), provides information on the composition of a wide range of substances, such as pharmaceuticals, food, and water, at speeds 20 to 50 times faster than conventional gas chromatographs, while its EZ-Flash(TM) system is an upgrade kit that can be integrated with virtually any conventional gas chromatograph to enable it to conduct chemical analyses up to 30 times faster.

    Also through Thermedics Detection, the Company produces security instruments that use trace particle- and vapor-detection techniques for forensics, search, and screening applications under the direction of police, border police, transportation authorities, and carriers. Thermedics Detection's principal security instrument is the EGIS(R) system, a highly sensitive particle- and vapor-detection system for screening people, baggage, packages, freight, and electronic equipment such as personal computers, for the presence of a wide range of explosives, including plastic explosives that have proven difficult to detect using conventional methods. Currently, more than 275 EGIS units are deployed at airports, border crossings, and other checkpoints. In addition, EGIS units have been used in highly visible forensic investigations, including the crash of TWA Flight 800, as well as the bombings in Oklahoma City, at New York's World Trade Center, and at locations in Israel, Buenos Aries, and the United Kingdom. In 1998, Thermedics Detection introduced a new line of benchtop explosives-detection systems based on its EGIS technology. This family of products includes the EGIS II, the more sensitive EGIS III, and the EGIS IV, Thermedics Detection's most sensitive explosives detector to date. Thermedics Detection also has developed SecurScan(TM), a walk-through explosives detector.

    During 1998, 1997, and 1996, the Company derived revenues of $40.3 million, $51.3 million, and $43.8 million, respectively, from its detection instruments.

Laboratory Products

    Through its Orion subsidiary, Thermedics Detection manufactures a wide range of electrochemistry products that determine the quality of many substances by measuring their pH, specific ion concentration, dissolved oxygen, and conductivity. Orion's products are used in the food, beverage, pharmaceutical, chemical, environmental analysis, drinking water, wastewater treatment, agricultural, biomedical research, and many other industries. Pure water monitors, also marketed under the Orion name, use ion-selective technology to evaluate water quality in the power, semiconductor, drinking water, and pharmaceutical industries. Other products include microweighing equipment and titration systems.

    During 1998, 1997, and 1996, the Company derived revenues of $51.3 million, $53.1 million, and $50.9 million, respectively, from its laboratory products.

Precision Weighing and Inspection Equipment

    Thermo Sentron serves two principal markets: packaged goods and bulk materials. Thermo Sentron's products for the packaged-goods market include a broad line of checkweighing equipment and metal detectors that can be integrated at various stages in production lines for process control and quality assurance, as well as hot foil and thermal printers and X-ray inspection equipment. These products are sold primarily to customers in the food-processing, pharmaceutical, mail-order, and other diverse industries. Products in Thermo Sentron's bulk-materials line include conveyor-belt scales, solid level-measurement and conveyor-monitoring systems, sampling systems, and small-capacity feeders. These products are sold primarily to customers in the mining and material-processing industries, as well as electric utilities and chemical and other manufacturing companies. In June 1998, Thermo Sentron acquired the three businesses that constituted the product-monitoring group of Graseby Limited (the product-monitoring businesses), a subsidiary of Smiths Industries plc. The product-monitoring businesses design, manufacture, and distribute specialized packaged-goods equipment, including checkweighers and metal detectors, for the food and pharmaceutical industries. In February 1997, Thermo Sentron acquired the business of RCC Industrial Electronics Pty. Limited, an Australia-based manufacturer of in-motion checkweighers for the food and pharmaceutical industries. In July 1997, Thermo Sentron acquired Westerland Engineering Ltd., a
U. K.-based manufacturer of process-weighing and control equipment.

Heart Assist and Blood Testing Devices

    Left Ventricular-assist Systems. The Company, through its Thermo Cardiosystems subsidiary, has developed two versions of its LVAS: an implantable pneumatic, or air-driven, system that can be controlled by either a bedside or portable console; and an electric system that features an internal electric motor powered by an external battery pack worn by the patient. Both of the Company's systems employ the Company's HeartMate(R) blood pump, and are designed for long-term use. This pump is implanted just below the diaphragm in a position that minimizes interference with normal circulation and other bodily functions. An inlet tube is inserted into the apex of the left ventricle to drain blood into the pump chamber. Blood is then forced out of the pump through an animal tissue valve and back into the aorta. The HeartMate blood pump works with the biological control mechanism of the natural heart to increase pumping capability when required for activities such as climbing stairs. The Company's LVAS are at various stages of regulatory approval.

    Air-driven LVAS. In October 1994, the FDA approved the air-driven system as a bridge to transplant for patients awaiting heart transplantation. This approval allows the Company to sell the air-driven LVAS to any of the nearly 900 cardiac surgery centers in the United States. In April 1994, the Company's air-driven LVAS received the CE Mark required for commercial sale of medical devices in all European Community countries. In August 1998, the Medical Devices Bureau of Health Canada issued a Notice of Compliance for the Company's air-driven HeartMate LVAS, permitting its sale throughout Canada. In the air-driven LVAS, the HeartMate blood pump is coupled to an external console connected to the body by a tube. The Company has also developed the HeartPak(TM), a lightweight portable console that can be carried over the shoulder. The portable console received the CE Mark for commercial sale in European Community countries in February 1995. In July 1995, the FDA approved the beginning of clinical trials of the HeartPak portable pneumatic driver. The Company is currently evaluating the safety of the system in the hospital, and the Company also plans to evaluate the system in the home environment.

    Electric LVAS. The Company has also developed an electric LVAS that uses the HeartMate blood pump driven by an internal electric motor mounted in the blood pump housing. The system is connected to its external battery pack by wires that exit the body. Since the power source and control elements are worn on a battery belt, the system allows the patient complete mobility. In August 1995, the electric LVAS received the CE Mark, allowing commercial sale of this system in all European Community countries. The electric system is used as a bridge to transplant in the United States, Europe, and other regions, and is also implanted as an alternative to heart transplant in Europe and other regions. In August 1998, the Medical Devices Bureau of Health Canada issued a Notice of Compliance for the

Company's electric system, permitting its sale throughout Canada. In September 1998, the FDA approved the electric system for commercial sale as a bridge to transplant for patients awaiting heart transplantation.

    In December 1995, the FDA approved the protocol for conducting clinical trials of the electric LVAS as a long-term solution for nontransplant candidates. The trial is expected to compare the results of approved patients using the device to a similar number using drug therapy. In December 1997, the FDA approved the Company's proposal to broaden the entrance criteria and increase the number of participating sites under this trial. The Company estimates that it will complete this trial in two to three years; however, no assurance can be given that the Company will complete this study in this time period or that it will receive FDA approval after the trial or at all.

    During 1998, 1997, and 1996, the Company derived revenues of $30.3 million, $27.0 million, and $30.0 million, respectively, from its LVAS.

    Blood-testing Equipment and Skin-incision Devices. Thermo Cardiosystems' International Technidyne subsidiary manufactures and supplies whole-blood coagulation testing equipment and related disposables, as well as skin-incision devices. International Technidyne's product lines offer whole-blood coagulation systems for bedside anticoagulation management, coagulation screening, and transfusion management. Each analyzes small blood samples, then processes and quickly displays comprehensive patient hemostatis information. Blood management of this type is essential for cardiopulmonary bypass surgery and angioplasty. The ProTime(R) Microcoagulation System is designed to allow self-testing for patients who take the blood-thinning drug warfarin (Coumadin). International Technidyne also manufactures a family of single-use skin-incision devices for drawing blood from adults, children, and infants.

    During 1998, 1997, and 1996, the Company derived revenues of $36.5 million, $35.9 million, and $34.0 million, respectively, from its blood-testing equipment and skin-incision devices.

Power Electronics and Test Equipment

    Through its Thermo Voltek subsidiary, the Company designs, manufactures, and markets a range of products related to power amplification and conversion as well as instruments that test electronic systems and components. The Company's power products include radio frequency (RF) and microwave power amplifiers, power-conversion equipment, and application-specific power supplies. These power products are used in communications, broadcast, research, and medical imaging applications. Thermo Voltek's test instruments simulate pulsed electromagnetic interference, radio frequency interference, and changes in AC voltage, to allow manufacturers of electronic systems and integrated circuits to test for electromagnetic compatibility (EMC). These products are used in the product-development, design-verification, and quality-assurance stages, enabling customers to optimize performance, reliability, and safety in the final design, and to meet industry standards and regulatory requirements, including a European Union directive that took effect in January 1996. During 1997 and 1998, Thermo Voltek experienced lower demand for its EMC test products, due to the declining influence of IEC 801, the European Union directive on electromagnetic compatibility that took effect January 1, 1996, and, to a lesser extent, a decline in the component-reliability market for electrostatic discharge test equipment that resulted from a slowdown in capital expenditures by the semiconductor industry. Due in part to these developments, during 1997 and 1998 the Company implemented certain operational, organizational, and personnel changes.

    In November 1998, Thermo Voltek sold substantially all of the assets, excluding real property, of its Universal Voltronics division to an unrelated buyer. The purchase price for the transferred assets was $2,500,000 in cash, $2,250,000 of which had been received as of year-end 1998.

Other

    The Company's research relating principally to the development of its LVAS has resulted in the development of proprietary medical-grade plastics marketed under the names Tecoflex(R) and Tecothane(R). Tecoflex and Tecothane are thermoplastic polyurethanes used in medical disposables and industrial products. The Company sells Tecoflex and Tecothane in bulk form for fabrication by the customer, and also extrudes precision tubing to customer specifications.

    The Company's Corpak Inc. subsidiary designs, manufactures, and markets enteral feeding systems that introduce special nutritional solutions into the stomach or the small intestine through tubes entering the nose or stomach. Enteral therapy is used for patients who are unable to feed themselves but who do not require parenteral (intravenous) feeding. Corpak's products include bags for nutritional fluids, delivery pumps, associated pump sets that hook up to the pumps, and feeding tubes. In addition, Corpak markets catheters for peritoneal dialysis.

    (ii) and (xi) New Products; Research and Development

    The Company maintains research and development capability to support its existing products and to develop new products. A number of programs are underway, funded by the Company solely or jointly with an outside source. These programs include development of new products to perform substantially all or part of the pumping function of the left ventricle of the natural heart, quality assurance and security instruments, electronics-test instruments, and high voltage power supply products. The Company also develops new grades of polymers to meet specific customer requirements for industrial and medical applications.

    During 1998, 1997, and 1996, the Company expended $26.6 million, $24.3 million, $21.4 million, respectively, on internally sponsored research and development programs, and $4.2 million, $2.9 million, and $1.4 million, respectively, on research and development programs sponsored by others. As of January 2, 1999, 168 professional employees were engaged full-time in research and development activities.

    (iii)   Raw Materials

    Certain raw materials used in the manufacture of the Company's LVAS are available from only one or two suppliers. The Company is making efforts to minimize the risks associated with sole sources and ensure long-term availability, including qualifying alternative materials and components or developing alternative sources for materials and components supplied by a single source. Although the Company believes that it has adequate supplies of materials and components to meet demand for the LVAS for the foreseeable future, no assurance can be given that the Company will not experience shortages of certain materials or components in the future that could delay shipments of the LVAS.

    The cost to the Company to evaluate and test alternative materials and components and the time necessary to obtain FDA approval for these materials and components are inherently difficult to determine because both time and cost are dependent on at least two factors: the similarity of alternative materials or components to the original materials or components, and the amount of third-party testing that may have already been completed on alternative materials or components. There can be no assurance that the substitution of alternative materials or components will not cause delays in the Company's LVAS development program or adversely affect the Company's ability to manufacture and ship LVAS to meet demand.

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

In addition, there can be no assurance that third parties will not assert claims against the Company that the Company infringes the intellectual property rights of such parties. The Company could incur substantial costs and diversion of management resources with respect to the defense of any such claims, which could have a material adverse effect on the Company's business, financial condition, and results of operations. Furthermore, parties making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief, which could effectively block the Company's ability to make, use, sell, distribute, or market its products and services in the U.S. or abroad. In the event that a claim relating to intellectual property is asserted against the Company, the Company may seek licenses to such intellectual property. There can be no assurance, however, that such licenses could be obtained on commercially reasonable terms, if at all. The failure to obtain the necessary licenses or other rights could preclude the sale, manufacture, or distribution of the Company's products and, therefore, could have a material adverse effect on the Company's business, financial condition, and results of operations. Thermo Cardiosystems has received correspondence from a third party alleging that the textured surface of the LVAS housing infringes certain patent rights of such third party. In general, an owner of intellectual property can prevent others from using such property without a license and is entitled to damages for unauthorized usage. The Company has investigated the bases of the allegation and, based on the opinion of its counsel and the Company's assessment of the proceedings in the United States Patent and Trademark Office to date, it believes that if it were sued on these bases, it would have meritorious defenses. Given the inherent uncertainties in dispute resolution, however, if the Company were sued and the outcome were unfavorable, the Company's results of operations or financial condition could be materially adversely affected in amounts the Company cannot reasonably estimate.

    In August 1998, Thermo Cardiosystems obtained an exclusive license to incorporate technology developed by Sulzer Electronics Ltd. into an advanced version of Thermo Cardiosystems' LVAS, HeartMate III. Sulzer Electronics Ltd., based in Switzerland, is a company within the Sulzer Corporation. HeartMate III is a miniature centrifugal pump featuring a magnetically controlled system that has been developed by Sulzer Electronics' Magnetics Group.

Quality Assurance and Security Devices

    The Company has certain licenses to the technology resulting from its customer-sponsored development of the ALEXUS system. The Company's patents and agreements have varying lives ranging from one year to approximately twenty years, and the Company does not believe that the expiration or termination of any one of these patents or agreements would materially affect the Company's business.

    (v)     Seasonal Influences

    There are no significant seasonal influences on the Company's sales of its products.

    (vi)    Working Capital Requirements

    There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

    (vii)   Dependency on a Single Customer

    No customer represented 10% or more of the Company's total revenues in 1998, 1997, and 1996.

    (viii)  Backlog

The Company's backlog of firm orders at year-end 1998 and 1997 was:

(In thousands)                                                                              1998      1997
---------------------------------------------------------------------------------------- -------- ---------

Quality Assurance and Security Products                                                  $ 6,065  $  9,374
Precision Weighing and Inspection Equipment                                               14,683    13,142
Heart Assist and Blood Testing Devices                                                     1,818     2,556
Power Electronics and Test Equipment                                                       5,397    10,218
Other                                                                                      1,843     1,292
                                                                                         -------  --------

                                                                                         $29,806  $ 36,582
                                                                                         =======  ========

    Certain of these orders are cancelable by the customer upon payment of a cancellation charge. The Company anticipates that substantially all of the backlog at the end of 1998 will be shipped or completed during 1999. The decrease in backlog at the Quality Assurance and Security Products segment resulted primarily from completion of large orders for quality-assurance and security systems in 1998. The decrease in backlog at the Power Electronics and Test Equipment segment resulted primarily from lower demand. The Company does not believe the size of its backlog is necessarily indicative of intermediate or long-term trends in its business.

    (ix)    Government Contracts

    Not applicable.

    (x)     Competition

Quality Assurance and Security Products

    The Company's quality assurance products compete with systems manufactured by numerous companies. The Company believes, however, that these companies are generally focused on particular niches in the process detection systems market, only in some of which the Company competes. Competition in the markets for each of the Company's quality assurance systems is based primarily on performance, durability, service and, to a lesser extent, price. The Company believes that its systems' performance and speed, as well as the Company's reputation for developing superior new technologies and for the innovative application of existing technologies to a variety of high-speed production environments and product quality-assurance problems, are competitive advantages.

    In the security instrument market, the Company competes with a small number of companies, including other makers of chemical trace detection instruments, and, to a lesser degree, makers of enhanced X-ray detectors. Competition in this market is based primarily on performance, including speed, accuracy, and the range of explosives that can be detected; ease of use; service; and price. The Company's principal competitor in the trace detection market is Barringer Technologies Inc., a Canadian firm that has placed several trace detectors in airport applications.

    In the laboratory products market, the Company competes with several international companies. The Company competes on the basis of performance, service, technology, and price. Competitors include Corning, Fisher Scientific, Mettler-Toledo, and Beckman Coulter.

Precision Weighing and Inspection Equipment

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

Heart Assist and Blood Testing Devices

    Left Ventricular-assist Systems. The Company is aware of one other company that has received PMA approval from the FDA for an implantable LVAS similar to the Company's. Also, the Company is aware of one other company that has received commercial approval from the FDA for its cardiac-assist device. This is an external device, positioned on the outside of the patient's chest, and is intended for short-term use in the hospital environment. In November, this company announced that it had received approval from the FDA for its IDE for a portable power source. In addition, the Company is aware that a total artificial heart is currently undergoing clinical trials. The Company is aware that other cardiac-assist devices are in various stages of development by other companies. The requirement of obtaining FDA approval for commercial sale of an LVAS in the United States is a significant barrier to entry into the United States market for these devices. There can be no assurance, however, that FDA regulations will not change in the future, reducing the time and testing required for others to obtain FDA approval for commercial sale. In addition, other research groups and companies, some that have significantly greater resources than those of the Company, are developing cardiac systems using alternative technologies or concepts, one or more of which might prove functionally equivalent to, or more suitable than, the Company's systems. Among products that have been approved for commercial sale, the Company competes primarily on the basis of performance, service capability, and price. Competition in the market for medical devices is also significantly affected by the reimbursement policies of government and private insurers. Any product for which reimbursement is not available from such third-party payors will be at a significant competitive disadvantage.

    Blood-testing Equipment and Skin-incision Devices. International Technidyne's principal competitor for the HEMOCHRON coagulation monitoring instruments, used in the operating room and in cardiac catheterization, is the HemoTec division of Medtronic, Inc. The Roche Group competes with the ProTime with a blood coagulation monitor which is marketed to clinics and also for patient self-testing. There are also several new competitors that have recently entered the blood coagulation monitoring market. ITC's products compete primarily on the basis of reputation, utility, and price. The skin-incision devices compete with products offered by a number of companies including Organon Teknika; Becton, Dickinson and Company; and Owen-Mumford. The incision devices compete primarily on the basis of safety, quality, and reputation.

Power Electronics and Test Equipment

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

Other

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

    (xiii)  Number of Employees

    As of January 2, 1999, the Company employed 2,045 people.

(d) Financial Information About Geographic Areas

    Financial information about geographic areas is summarized in Note 13 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to Shareholders, which information is incorporated herein by reference.

(e) Executive Officers of the Registrant

     Name                 Age  Present Title (Fiscal Year First
                               Became Executive Officer)
     -----------------------------------------------------------------

     John T. Keiser        63  President and Chief Executive Officer
                                 (1998)
     Victor L. Poirier     57  Senior Vice President (1983)
     Theo Melas-Kyriazi    39  Chief Financial Officer (1998)
     Paul F. Kelleher      56  Chief Accounting Officer (1985)

    Each executive officer serves until his successor is chosen or appointed and qualified, or until earlier resignation, death, or removal. All executive officers, except Messrs. Keiser and Melas-Kyriazi, have held comparable positions for at least five years, either with the Company or with its parent company, Thermo Electron. Mr. Keiser was appointed Senior Vice President of the Company in 1994. At the same time, he was named President of Thermo Biomedical, a newly created subsidiary of Thermo Electron. He was named President and Chief Executive Officer of the Company in March and December 1998, respectively. From 1985 until 1994, he was President of the Eberline Instrument division of Thermo Instrument Systems Inc., a majority-owned public subsidiary of Thermo Electron. Mr. Melas-Kyriazi was appointed Chief Financial Officer of the Company and Thermo Electron on January 1, 1999. He joined Thermo Electron in 1986 as Assistant Treasurer, and became Treasurer in 1988. In 1994, he was named President and Chief Executive Officer of ThermoSpectra Corporation, a public subsidiary of Thermo Instrument. In 1998, he became Vice President of Corporate Strategy for Thermo Electron. He remains a Vice President of Thermo Electron. Messrs. Keiser, Melas-Kyriazi, and Kelleher are full-time employees of Thermo Electron, and Mr. Poirier is a full-time employee of Thermo Cardiosystems, but they devote such time to the affairs of the Company as the Company's needs reasonably require.

Item 2.     Properties

    The Company believes that its facilities are in good condition and are adequate to meet its current needs and that other suitable space is readily available if any leases are not extended. The location and general character of the Company's properties by industry segment as of January 2, 1999, are as follows:

Quality Assurance and Security Products

    The Quality Assurance and Security Products segment operates from two principal facilities: an 85,000-square foot office, research and development, and manufacturing facility in Massachusetts occupied under a lease expiring in 2006, subject to one five-year renewal option at the election of the Company; and a 115,000-square foot office and manufacturing facility in Massachusetts, occupied under a lease expiring in 2005. The Company also leases approximately 10,000 square feet in Enschede, Holland, occupied under a lease expiring in 2000. In addition, the

Company leases approximately 20,400 square feet of office space throughout the world for its sales and service operations, and owns approximately 14,300 square feet of manufacturing, office, and storage facilities in Scotland.

Precision Weighing and Inspection Equipment

    The Precision Weighing and Inspection Equipment segment owns approximately 26,500 square feet of office, engineering, and production space in Canada and the United Kingdom and leases approximately 324,500 square feet of office, engineering, and production space principally in Minnesota, the United Kingdom, Australia, and Germany under leases expiring at various dates through 2068.

Heart Assist and Blood Testing Devices

    The Company's Heart Assist and Blood Testing Devices segment owns approximately 61,000 square feet of office, engineering, laboratory, and production space in New Jersey and leases approximately 83,000 square feet of office, engineering, laboratory, and production space in California, Massachusetts, and New Jersey, under leases expiring at various dates through 2004.

Power Electronics and Test Equipment

    The Power Electronics and Test Equipment segment leases approximately 110,000 square feet of office, engineering, laboratory, and production space principally in Massachusetts, Washington, California, the United Kingdom, and the Netherlands, under leases expiring at various dates through 2010. Approximately 40,400 square feet of office, engineering, laboratory, and production space that the Company owns in Mount Kisco, New York, is currently under agreement to be sold.

Other

    The Company also leases approximately 131,000 square feet of office, engineering, laboratory, and production space in Massachusetts and Illinois, under leases expiring at various dates through 2004.

Item 3.     Legal Proceedings

    Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

    Not applicable.

                                  PART II
Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters

    Information concerning the market and market price for the Registrant's Common Stock, $.10 par value, and dividend policy are included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.     Selected Financial Data

    Information concerning the Registrant's selected financial data is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

    The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.     Financial Statements and Supplementary Data

    The Registrant's Consolidated Financial Statements as of January 2, 1999, are included in the Registrant's 1998 Annual Report to Shareholders and are incorporated herein by reference.

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

    List of Financial Statements and Schedules Referenced in this Item 14

    Information incorporated by reference from Exhibit 13 filed herewith:

       Consolidated Statement of Income
       Consolidated Balance Sheet
       Consolidated Statement of Cash Flows
       Consolidated Statement of Comprehensive Income and Shareholders'
        Investment
       Notes to Consolidated Financial Statements
       Report of Independent Public Accountants

    Financial Statement Schedules filed herewith:

       Schedule II:  Valuation and Qualifying Accounts

    All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

(b)         Reports on Form 8-K

On December 10, 1998, the Company filed a Current Report on Form 8-K dated December 10, 1998, the purpose of which was to provide an update to a proposed corporate reorganization by Thermo Electron, involving certain of Thermo Electron's subsidiaries, including the Company.

(c)         Exhibits

    See Exhibit Index on the page immediately preceding exhibits.

                                 SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Date:  March 17, 1999               THERMEDICS INC.


                                    By: /s/ John T. Keiser
                                        John T. Keiser
                                        President and Chief Executive
Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 17, 1999.

Signature                                 Title
---------                                 -----

By: /s/ John T. Keiser                    President, Chief Executive Officer,
    John T. Keiser                        and Director

By: /s/ Theo Melas-Kyriazi                Chief Financial Officer
    Theo Melas-Kyriazi

By: /s/ Paul F. Kelleher                  Chief Accounting Officer
    Paul F. Kelleher

By: /s/ T. Anthony Brooks                 Director
    T. Anthony Brooks

By: /s/ Peter O. Crisp                    Director
    Peter O. Crisp

By: /s/ Paul F. Ferrari                   Director
    Paul F. Ferrari

By: /s/ George N. Hatsopoulos             Director
    George N. Hatsopoulos

By: /s/ John N. Hatsopoulos               Director
    John N. Hatsopoulos

By: /s/ John W. Wood Jr.                  Chairman of the Board and Director
    John W. Wood Jr.

By: /s/ Nicholas T. Zervas                Director
    Nicholas T. Zervas

                  Report of Independent Public Accountants
To the Shareholders and Board of Directors of Thermedics Inc.:

    We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermedics Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 11, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 15 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                               Arthur Andersen LLP



Boston, Massachusetts
February 11, 1999

SCHEDULE II

                                 THERMEDICS INC.
                        Valuation and Qualifying Accounts
                                 (In thousands)


Description                                      Provision    Accounts    Accounts   Other (a)     Balance
                                    Balance at  Charged to   Recovered     Written                  at End
                                     Beginning     Expense                                         of Year
                                            of                                 Off
                                          Year
----------------------------------- ----------- ----------- ----------- ----------- ----------- -----------

Allowance for Doubtful Accounts

Year Ended January 2, 1999              $4,207      $1,002      $    -      $(1,614)    $  903      $4,498

Year Ended January 3, 1998              $4,903      $  815      $    -      $(1,406)    $ (105)     $4,207

Year Ended December 28, 1996            $4,244      $1,352      $  206      $(1,048)    $  149      $4,903



Description                                               Amount      Expenditures   Other (c)     Balance
                                              Balance at  Capitalized                               at End
                                               Beginning  as Cost of                               of Year
                                                 of Year  Acquisition
--------------------------------------------- ----------- ----------- ------------- ----------- -----------

Accrued Acquisition Reserves (b)

Year Ended January 2, 1999                        $  259      $1,309       $  (592)     $  (11)     $  965

Year Ended January 3, 1998                        $  903      $  299       $  (839)     $ (104)     $  259

Year Ended December 28, 1996                      $1,402      $  758       $(1,151)     $ (106)     $  903

(a) Includes allowance of businesses acquired and disposed of during the year as described in Note 3 to Consolidated Financial Statements in the Registrant's
    1998 Annual Report to Shareholders and the effect of foreign currency translation.
(b) The nature of the activity in this account is described in Note 3 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to
    Shareholders.
(c) Represents reversal of accrued acquisition expenses and corresponding reduction of cost in excess of net assets of acquired companies resulting from finalization of restructuring plans and the effect of foreign currency translation.


                               EXHIBIT INDEX
Exhibit
Number     Description of Exhibit

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

Exhibit
Number     Description of Exhibit

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

Exhibit
Number     Description of Exhibit

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

Exhibit
Number     Description of Exhibit

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

 10.24 Thermedics Inc. - Thermo Voltek Corp. Nonqualified Stock Option Plan (filed as Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 [File No. 1-9567] and incorporated herein by reference).

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

 10.27 Restated Stock Holdings Assistance Plan and Form of Promissory Note (filed as Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 [File No. 1-9567] and incorporated herein by reference).

 10.28 Amended and Restated Master Guarantee Reimbursement and Loan Agreement, dated December 10, 1997, between Thermo Electron and the Registrant (filed as Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 [File No. 1-9567] and incorporated herein by reference).

 13 Annual Report to Shareholders for the year ended January 2, 1999 (only those portions incorporated herein by reference).

 21        Subsidiaries of the Registrant.

 23        Consent of Arthur Andersen LLP.

 27        Financial Data Schedule.