Form 10-Q
period 1999-04-03
THERMEDICS INC
filed 1999-05-11
CIK 721356

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended April 3, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          Class                          Outstanding at April 30, 1999
  Common Stock, $.10 par value                     41,698,796


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                 THERMEDICS INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                      April 3, January 2,
(In thousands)                                                                            1999       1999
----------------------------------------------------------------------------------- ----------- ----------

Current Assets:
 Cash and cash equivalents (includes $86,806 and $73,377 under                        $109,318   $142,108
   repurchase agreements with parent company)
 Short-term available-for-sale investments, at quoted market value                      86,242     43,310
   (amortized cost of $86,094 and $43,155)
 Accounts receivable, less allowances of $4,688 and $4,498                              63,300     63,438
 Inventories:
   Raw materials and supplies                                                           26,814     25,275
   Work in process                                                                      15,885     15,918
   Finished goods                                                                       19,826     21,590
 Prepaid income taxes and expenses                                                      14,649     14,572
                                                                                      --------   --------

                                                                                       336,034    326,211
                                                                                      --------   --------

Property, Plant, and Equipment, at Cost                                                 61,098     60,687
 Less:  Accumulated depreciation and amortization                                       40,073     38,780
                                                                                      --------   --------

                                                                                        21,025     21,907
                                                                                      --------   --------

Long-term Available-for-sale Investments, at Quoted Market Value                        25,866     47,259
 (amortized cost of $25,822 and $47,226)
                                                                                      --------   --------

Other Assets                                                                            12,076     12,723
                                                                                      --------   --------

Cost in Excess of Net Assets of Acquired Companies (Note 6)                            153,477    145,518
                                                                                      --------   --------

                                                                                      $548,478   $553,618
                                                                                      ========   ========




                                 THERMEDICS INC.
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                      April 3, January 2,
(In thousands except share amounts)                                                       1999       1999
----------------------------------------------------------------------------------- ----------- ----------

Current Liabilities:
 Note payable to parent company                                                       $ 19,000    $19,000
 Notes payable and current maturity of long-term obligations                            11,819      6,312
 Accounts payable                                                                       19,374     20,695
 Accrued payroll and employee benefits                                                  11,694     12,830
 Accrued income taxes                                                                    9,725      8,159
 Other accrued expenses                                                                 27,776     24,827
 Due to parent company and affiliated companies                                          3,391      2,096
                                                                                      --------   --------

                                                                                       102,779     93,919
                                                                                      --------   --------

Deferred Income Taxes and Other Deferred Items                                             409        191
                                                                                      --------   --------

Long-term Obligations:
 Subordinated convertible obligations                                                  117,424    122,674
 Other                                                                                     217        128
                                                                                      --------   --------

                                                                                       117,641    122,802
                                                                                      --------   --------

Minority Interest                                                                       79,126     88,730
                                                                                      --------   --------

Shareholders' Investment:
 Common stock, $.10 par value, 100,000,000 shares authorized;                            4,174      4,174
   41,740,808 and 41,739,308 shares issued
 Capital in excess of par value                                                        106,996    106,846
 Retained earnings                                                                     142,226    139,644
 Treasury stock at cost, 42,012 and 47,348 shares                                         (946)    (1,026)
   Deferred compensation                                                                   (29)         -
 Accumulated other comprehensive items (Note 2)                                         (3,898)    (1,662)
                                                                                      --------   --------

                                                                                       248,523    247,976
                                                                                      --------   --------

                                                                                      $548,478   $553,618
                                                                                      ========   ========









The accompanying notes are an integral part of these consolidated financial statements.


                                 THERMEDICS INC.
                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                      April 3,   April 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                               $77,604    $75,661
                                                                                       -------    -------

Costs and Operating Expenses:
 Cost of revenues                                                                       40,135     38,661
 Selling, general, and administrative expenses                                          22,905     21,061
 Research and development expenses                                                       7,508      6,629
 Nonrecurring costs (Note 7)                                                             1,395          -
                                                                                       -------    -------

                                                                                        71,943     66,351
                                                                                       -------    -------

Operating Income                                                                         5,661      9,310

Interest Income                                                                          2,847      3,665
Interest Expense (includes $242 to parent company in 1999)                              (1,453)    (1,206)
Gain on Sale of Investments, Net                                                             -         18
                                                                                       -------    -------

Income Before Provision for Income Taxes, Minority Interest, and                         7,055     11,787
 Extraordinary Item
Provision for Income Taxes                                                               3,257      4,769
Minority Interest Expense                                                                1,216      1,650
                                                                                       -------    -------

Income Before Extraordinary Item                                                         2,582      5,368
Extraordinary Item, Net of Provision of Income Taxes of $780 (Note 3)                        -      1,205
                                                                                       -------    -------

Net Income                                                                             $ 2,582    $ 6,573
                                                                                       =======    =======

Earnings per Share (Note 3):
 Basic                                                                                 $   .06     $  .16
                                                                                       =======    =======

 Diluted                                                                               $   .06     $  .16
                                                                                       =======    =======

Weighted Average Shares (Note 3):
 Basic                                                                                  41,696     39,857
                                                                                       =======    =======

 Diluted                                                                                42,806     41,925
                                                                                       =======    =======









The accompanying notes are an integral part of these consolidated financial statements.

                                 THERMEDICS INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                      April 3,   April 4,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Operating Activities:
 Net income                                                                           $  2,582    $ 6,573
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                         2,897      2,629
   Minority interest expense                                                             1,216      1,650
   Gain on repurchase of subordinated convertible debentures                                 -     (1,985)
   Provision for losses on accounts receivable                                             324        111
   Other noncash expenses                                                                  240        214
   Change in current accounts:
     Accounts receivable                                                                (1,235)     3,553
     Inventories                                                                           171     (1,520)
     Prepaid income taxes and expenses                                                    (210)        10
     Accounts payable                                                                     (975)       530
     Other current liabilities                                                           4,056       (770)
   Other                                                                                  (323)      (161)
                                                                                      --------   --------

       Net cash provided by operating activities                                         8,743     10,834
                                                                                      --------   --------

Investing Activities:
 Acquisition of Thermo Voltek common stock (Note 6)                                    (19,779)         -
 Purchases of available-for-sale investments                                           (88,773)   (80,950)
 Proceeds from sale and maturities of available-for-sale investments                    67,237     46,456
 Purchases of property, plant, and equipment                                            (1,417)    (1,701)
 Other                                                                                   1,261       (364)
                                                                                      --------   --------

       Net cash used in investing activities                                           (41,471)   (36,559)
                                                                                      --------   --------

Financing Activities:
 Purchases of Company and subsidiary common stock                                         (925)    (1,054)
 Purchase of subordinated convertible debentures                                             -     (9,337)
 Net proceeds from issuance of Company and subsidiary common stock                         225        107
 Net increase in short-term borrowings                                                     667        166
 Other                                                                                      87          -
                                                                                      --------   --------

       Net cash provided by (used in) financing activities                                  54    (10,118)
                                                                                      --------   --------

Exchange Rate Effect on Cash                                                              (116)       234
                                                                                      --------   --------

Decrease in Cash and Cash Equivalents                                                  (32,790)   (35,609)
Cash and Cash Equivalents at Beginning of Period                                       142,108    187,012
                                                                                      --------   --------

Cash and Cash Equivalents at End of Period                                            $109,318   $151,403
                                                                                      ========   ========

Noncash Activities:
 Assumption of Thermo Voltek stock options (Note 6)                                   $    703    $     -
                                                                                      ========   ========


The accompanying notes are an integral part of these consolidated financial statements.



                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermedics Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 3, 1999, and the results of operations and cash flows for the three-month periods ended April 3, 1999, and April 4, 1998. Interim results are not necessarily indicative of results for a full year.

      The consolidated balance sheet presented as of January 2, 1999, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999, filed with the Securities and Exchange Commission.

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net-of-tax gains and losses from available-for-sale investments. During the first quarter of 1999 and 1998, the Company's comprehensive income totaled $771,000 and $6,424,000, respectively.

3.    Earnings per Share

      Basic and diluted earnings per share were calculated as follows:

                                                                                      Three Months Ended
                                                                                      April 3,   April 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ---------

Basic
Net Income                                                                             $ 2,582     $6,573
                                                                                       -------     ------

Weighted Average Shares                                                                 41,696     39,857
                                                                                       -------     ------

Basic Earnings per Share                                                               $   .06     $  .16
                                                                                       =======     ======

Diluted
Net Income                                                                             $ 2,582     $6,573
Effect of Majority-owned Subsidiaries' Dilutive Securities                                  (5)       (16)
                                                                                       -------     ------

Income Available to Common Shareholders, as Adjusted                                     2,577      6,557
                                                                                       -------     ------

Weighted Average Shares                                                                 41,696     39,857
Effect of:
 Convertible obligations                                                                   966      1,933
 Stock options                                                                             144        135
                                                                                       -------     ------

Weighted Average Shares, as Adjusted                                                    42,806     41,925
                                                                                       -------     ------

Diluted Earnings per Share                                                             $   .06     $  .16
                                                                                       =======     ======



3.    Earnings per Share (continued)

      The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of April 3, 1999, there were 1,553,000 of such options outstanding, with exercise prices ranging from $8.47 to $29.73 per share. In addition, the computation of diluted earnings per share for the first quarter of 1999 excludes the effect of assuming the conversion of $15,859,000 principal amount of 2.875% subordinated convertible debentures, convertible at $14.928 per share, because the effect would be antidilutive.

      During the first quarter of 1998, the Company recorded an extraordinary gain in connection with the repurchase of subsidiary subordinated convertible debentures, which increased basic and diluted earnings per share by $.03.

4.    Business Segment Information

                                                                                       Three Months Ended
                                                                                      April 3,    April 4,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues:
 Quality Assurance and Security Products                                               $20,412    $23,707
 Precision Weighing and Inspection Equipment                                            26,556     18,946
 Heart Assist and Blood Testing Devices                                                 19,461     16,485
 Power Electronics and Test Equipment                                                    6,217     11,440
 Other                                                                                   4,958      5,083
                                                                                       -------    -------

                                                                                       $77,604    $75,661
                                                                                       =======    =======

Income Before Provision for Income Taxes, Minority
  Interest, and Extraordinary Item:
   Quality Assurance and Security Products                                             $ 2,647     $3,070
   Precision Weighing and Inspection Equipment                                           2,008      1,960
   Heart Assist and Blood Testing Devices                                                2,060      2,710
   Power Electronics and Test Equipment                                                   (329)       822
   Other                                                                                   952      1,109
   Corporate (a)                                                                        (1,677)      (361)
                                                                                       -------    -------

 Total operating income                                                                  5,661      9,310
 Interest and other income, net                                                          1,394      2,477
                                                                                       -------    -------

                                                                                       $ 7,055    $11,787
                                                                                       =======    =======

(a) Primarily general and administrative expenses and nonrecurring costs.

5.    Accrued Acquisition Expenses

      The Company has undertaken restructuring activities at certain acquired businesses. The Company's restructuring activities, which were accounted for in accordance with Emerging Issues Task Force Pronouncement (EITF) 95-3, primarily have included reductions in staffing levels and the abandonment of excess facilities. In connection with these restructuring activities, as part of the cost of acquisitions, the Company established reserves, primarily for severance and excess facilities. In accordance with EITF 95-3, the Company finalizes its restructuring plans no later than one year from the respective dates of the acquisitions. Unresolved matters at April 3, 1999, primarily included completion of planned severances and abandonment of excess facilities for an acquisition completed during the last twelve months. A summary of the changes in accrued acquisition expenses, included in other accrued expenses in the accompanying balance sheet, follows:

                                                                                Abandonment
                                                                                  of Excess
(In thousands)                                                      Severance    Facilities         Total
--------------------------------------------------------------- -------------- ------------- -------------

Balance at January 2, 1999                                             $  177         $ 788         $  965
 Reserves established                                                      34            31             65
 Usage                                                                   (129)         (119)          (248)
                                                                       ------         -----         ------

Balance at April 3, 1999                                               $   82         $ 700         $  782
                                                                       ======         =====         ======

6.    Merger with Thermo Voltek Corp.

      In March 1999, the Company acquired, through a merger, all of the outstanding shares of Thermo Voltek Corp., a majority-owned subsidiary of the Company, that it did not previously own, other than the shares owned by Thermo
Electron Corporation. The total cost of the acquisition is expected to be approximately $25,732,000, including related expenses and the assumption of Thermo Voltek's $5,250,000 principal amount of 3 3/4% subordinated convertible debentures, which became due and payable at the election of the holder following the merger, and Thermo Voltek's outstanding stock options. The Thermo Voltek stock options were converted into stock options that are exercisable into 619,819 shares of Company common stock at a weighted average price of $6.33 per share, with an aggregate value of $703,000 as of the date of the acquisition.
Subsequent to this transaction, the Company and Thermo Electron owned approximately 97% and 3%, respectively, of the outstanding common stock of Thermo Voltek. The cost of the acquisition exceeded the estimated fair value of the incremental net assets by $10,050,000, which is being amortized over 40 years. Pro forma data is not presented since the acquisition of the minority interest of Thermo Voltek was not material to the Company's results of operations.

      In late March and early April 1998, four putative class actions were filed in the Court of Chancery of the State of Delaware in and for New Castle County by shareholders of Thermo Voltek, which were consolidated under the caption In re Thermo Voltek Corp. Shareholders Litigation, Consolidated C.A. 16287 (the
Action) in October 1998. The complaint in the Action names the Company, Thermo
Voltek, Thermo Electron, and directors of Thermo Voltek as defendants and alleges, among other things, that Thermo Voltek's directors violated the fiduciary duties of loyalty, good faith, and fair dealing that they owed to all shareholders of Thermo Voltek other than the named defendants and the affiliates of the named defendants because the proposed price of $7.00 per share to be paid to Thermo Voltek's shareholders under the terms of the proposed Merger Agreement was allegedly unfair and grossly inadequate. The complaints further allege that the Company, Thermo Voltek, and Thermo Electron have violated their alleged fiduciary duty of fair dealing by proposing the merger transaction at the time.
The parties are currently conducting discovery. Due to the inherent uncertainty of litigation, the outcome of this matter cannot be estimated. The Company expects, however, that any resolution will not materially affect its future results of operations or financial position.

7.    Proposed Reorganization and Related Costs

      During 1998, Thermo Electron announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company. Under this plan, the Company would acquire Thermo Electron's wholly owned biomedical group for shares of Company common stock. In addition, the Company's equity interests in its Thermo Sentron Inc., Thermedics Detection Inc., and Thermo Voltek subsidiaries would be transferred to Thermo Electron for shares of common stock of the Company. Thermo Electron would, in turn, take Thermo Sentron and Thermedics



7.    Proposed Reorganization and Related Costs (continued)

Detection private; shareholders of these subsidiaries would receive cash in exchange for their shares of common stock. The proposed transactions are subject to a number of conditions, including the establishment of prices and exchange ratios; confirmation of anticipated tax consequences; the approval by the Board of Directors of the Company (including its independent directors); negotiation and execution of definitive agreements; clearance by the Securities and Exchange
Commission of any necessary documents in connection with the proposed transactions; approval by the Board of Directors of Thermo Electron; and receipt of fairness opinions from an investment banking firm on certain financial aspects of the transactions.

      In connection with this transaction, the Company recorded $1,395,000 of nonrecurring costs in the first quarter of 1999, primarily investment banking fees.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's
Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks,"
"estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking
Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999, filed with the Securities and Exchange
Commission.

Overview

      The Company's businesses operate in four reportable segments: Quality
Assurance and Security Products (Quality Assurance), Precision Weighing and
Inspection Equipment (Inspection Equipment), Heart Assist and Blood Testing
Devices (Heart Assist Devices), and Power Electronics and Test Equipment (Power
Equipment). Through the Company's Thermedics Detection Inc. subsidiary, the
Quality Assurance segment develops, manufactures, and markets high-speed detection and measurement instruments used in a variety of on-line industrial process applications, security applications, and laboratory analyses. The
Inspection Equipment segment includes the Company's Thermo Sentron Inc.
subsidiary, which develops, manufactures, and markets high-speed precision-weighing and inspection equipment for industrial production and packaging lines. In June 1998, Thermo Sentron acquired the three businesses that constituted the product-monitoring group of Graseby Limited (the product-monitoring businesses), a subsidiary of Smiths Industries plc. The Power
Equipment segment, through the Company's Thermo Voltek Corp. subsidiary, manufactures electronics-test instruments and a range of products related to power amplification, conversion, and quality.

      The Heart Assist Devices segment, consisting of the Company's Thermo
Cardiosystems Inc. subsidiary, manufactures two implantable left ventricular-assist systems (LVAS): a pneumatic, or air-driven, system and an electric version. The electric LVAS is being used in Europe as a bridge to transplant and to provide long-term cardiac support for patients not eligible for a heart transplant. In general, a profit cannot be earned from the sale of an LVAS in the United States until approval of the device for commercial sale has been received from the U.S. Food and Drug Administration (FDA). Both the air-driven and electric LVAS have received FDA approval for use as a bridge to transplant in the United States. Until FDA approval has been obtained, the Company may not earn a profit on the sale in the U.S. of products currently used in clinical studies. Thermo Cardiosystems' International Technidyne Corporation subsidiary is a leading manufacturer of near-patient, whole-blood coagulation testing equipment and related disposables and also manufactures premium-quality, single-use skin-incision devices.

      The Company also develops and manufactures enteral nutrition-delivery systems and a line of medical-grade polymers used in medical disposables and in nonmedical, industrial applications, including safety glass and automotive coatings.



Overview (continued)

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

Results of Operations

First Quarter 1999 Compared With First Quarter 1998

      Total revenues increased to $77.6 million in the first quarter of 1999 from $75.7 million in the first quarter of 1998. Increases in revenues at the Inspection Equipment segment of $7.6 million and the Heart Assist Devices segment of $3.0 million were partially offset by decreases in revenues at the Power Equipment segment of $5.2 million and the Quality Assurance segment of $3.3 million.

      Revenues from the Inspection Equipment segment increased to $26.6 million in the first quarter of 1999 from $18.9 million in the first quarter of 1998.
Revenues increased $8.8 million as a result of the acquisition of the product-monitoring businesses by Thermo Sentron in June 1998. This increase was offset in part by a decrease in revenues from existing businesses of $1.0 million, primarily due to decreased demand in Europe.

      Heart Assist Devices segment revenues increased to $19.5 million in the first quarter of 1999 from $16.5 million in the first quarter of 1998. Revenues from Thermo Cardiosystems' LVAS increased to $9.8 million in 1999 from $7.1 million in 1998, primarily due to an increase in demand for the electric LVAS as a result of FDA approval, which was granted in September 1998 and, to a lesser extent, price increases for the electric LVAS. These increases were offset in part by a decrease in revenues from the air-driven LVAS and the expiration of several government research and development contracts.

      Revenues from the Power Equipment segment decreased to $6.2 million in the first quarter of 1999 from $11.4 million in the first quarter of 1998, primarily due to lower sales of electrostatic discharge (ESD) test equipment to the semiconductor industry and lower demand for certain lower-margin products in Europe. The decrease in revenues was also due to Thermo Voltek's sale of its Universal Voltronics division in November 1998, which contributed $1.3 million in revenues in the 1998 period.

      Revenues from the Quality Assurance segment decreased to $20.4 million in the first quarter of 1999 from $23.7 million in the first quarter of 1998.
Revenues from EGIS(R) explosives-detection systems and related services decreased $1.5 million, primarily due to lower shipments of security systems.
During 1998, Thermedics Detection completed shipments under a contract to provide security systems to the Federal Aviation Administration. Revenues under the contract totaled $1.1 million during the first quarter of 1998. Revenues from Thermedics Detection's laboratory products decreased $1.1 million, primarily due to lower worldwide demand for its products. In addition, revenues from Thermedics Detection's industrial process instruments decreased $0.6 million, primarily due to lower revenues from ALEXUS(R) and near-infrared analyzers, offset in part by an increase in InScan(R) product sales and contract revenues.

      The gross profit margin was 48% in the first quarter of 1999, compared with 49% in the first quarter of 1998. The gross profit margin at the Power
Equipment segment decreased to 39% in 1999 from 46% in 1998, primarily due to lower revenues. The gross profit margin at the Inspection Equipment segment decreased to 38% in 1999 from 39% in 1998, primarily due to the inclusion of lower-margin revenues from the acquired product-monitoring businesses. These decreases were offset in part by an increase in the gross profit margin at the Quality Assurance segment to 58% in 1999 from 54% in 1998, primarily due to a shift in sales mix to higher-margin products, including products introduced after the first quarter of 1998.


First Quarter 1999 Compared With First Quarter 1998 (continued)

      Selling, general, and administrative expenses as a percentage of revenues increased to 30% in the first quarter of 1999 from 28% in the first quarter of 1998. The increase is primarily due to a decrease in revenues at the Power
Equipment and Quality Assurance segments and, to a lesser extent, an increase in sales and marketing staff at the Heart Assist Devices segment.

      Research and development expenses increased to $7.5 million in the first quarter of 1999 from $6.6 million in the first quarter of 1998. The increase reflects increased expenses at the Heart Assist Devices segment associated with a clinical trial being conducted to evaluate the electric LVAS as an alternative to medical therapy, as well as expenses associated with the development of the HeartMate II system. In addition, research and development expenses increased at Thermo Sentron due to the inclusion of expenses from the acquired product-monitoring businesses.

      The Company recorded $1.4 million of nonrecurring costs in the first quarter of 1999, primarily for investment banking fees incurred in connection with the Company's proposed reorganization (Note 7).

      Interest income decreased to $2.8 million in the first quarter of 1999 from $3.7 million in the first quarter of 1998, primarily due to lower average invested balances as a result of cash expended for the acquisition of the product-monitoring businesses, the repurchase of securities of the Company and certain of its majority-owned subsidiaries, and a decrease in interest rates.
Interest expense increased to $1.5 million in the first quarter of 1999 from $1.2 million in the first quarter of 1998, primarily as a result of interest expense on borrowings from Thermo Electron Corporation used to partially finance the acquisition of the product-monitoring businesses and, to a lesser extent, the Company's issuance of $15.9 million principal amount of 2 7/8% subordinated convertible debentures in exchange for $21.7 million principal amount of noninterest-bearing subordinated convertible debentures in July 1998.

      The effective tax rates were 46% and 40% in the first quarter of 1999 and 1998, respectively. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies and, in 1999, the impact of nondeductible costs in connection with the Company's proposed reorganization (Note 7).

      Minority interest expense decreased to $1.2 million in the first quarter of 1999 from $1.7 million in the first quarter of 1998, primarily due to lower profits at certain of the Company's majority-owned subsidiaries.

      In the first quarter of 1998, the Company and a majority-owned subsidiary repurchased subordinated convertible debentures, resulting in an extraordinary gain of $1.2 million, net of related income taxes of $0.8 million.

Liquidity and Capital Resources

      Consolidated working capital was $233.3 million at April 3, 1999, compared with $232.3 million at January 2, 1999. Cash, cash equivalents, and short- and long-term available-for-sale investments were $221.4 million at April 3, 1999, compared with $232.7 million at January 2, 1999. Of the $221.4 million balance at April 3, 1999, $204.6 million was held by the Company's majority-owned subsidiaries and the remainder by the Company and its wholly owned subsidiaries.

      During the first quarter of 1999, $8.7 million of cash was provided by operating activities. Cash of $4.1 million was provided by an increase in other current liabilities, primarily due to the timing of interest and tax payments.
This increase in cash was offset in part by $1.2 million of cash used to fund an increase in accounts receivable, primarily at the Heart Assist Devices segment due to higher revenues.

      Excluding available-for-sale investments activity, the Company's primary investing activity in the first quarter of 1999 was the acquisition, through a merger, of all of the outstanding shares of Thermo Voltek that the Company did not previously own, other than the shares owned by Thermo Electron, for approximately $19.8 million in cash (Note 6). The Company is currently a party to litigation in the Delaware State Chancery Court with respect to this transaction. The Company also expended $1.4 million for purchases of property, plant, and equipment during the first quarter of 1999. During the remainder of 1999, the Company expects to make capital expenditures of approximately
$8 million.


Liquidity and Capital Resources (continued)

      During the first quarter of 1999, the Company's financing activities provided cash of $0.1 million. Certain of the Company's majority-owned subsidiaries expended $0.9 million to repurchase common stock. These purchases were made pursuant to authorizations by the applicable majority-owned subsidiaries' Boards of Directors. As of April 3, 1999, $12.9 million remained under the Company's majority-owned subsidiaries' authorizations. Any such purchases are funded from working capital.

      The Company expects to continue to pursue its strategy of expanding its business both through the continued development, manufacture, and sale of new products, and through the possible acquisition of companies that will provide additional marketing or manufacturing capabilities and new products. In April
1999, the Company entered into a nonbinding letter of intent to acquire all of the outstanding shares of Erich Jaeger GmbH for approximately $42 million, including the repayment of debt. If completed, the Company would finance this acquisition primarily through third-party borrowings. Jaeger develops, manufactures, and markets a wide range of specialty medical equipment. The acquisition is subject to certain conditions, including satisfactory completion of due diligence, negotiation of a definitive agreement, receipt of all required regulatory approvals, and approval by the Company's Board of Directors. There can be no assurance that the Company will complete this acquisition.

      While the Company currently has no other definitive acquisition agreements, it expects that it would finance any acquisitions through internal funds or through borrowings from third parties or Thermo Electron, although it has no agreements that assure such funds will be available on acceptable terms or at all. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.

Year 2000

      The following information constitutes a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act. The Company continues to assess the potential impact of the year 2000 on the Company's internal business systems, products, and operations. The Company's year 2000 initiatives include (i) testing and upgrading significant information technology systems and facilities; (ii) testing and developing upgrades, if necessary, for the Company's current products and certain discontinued products; (iii) assessing the year 2000 readiness of key suppliers and vendors; and (iv) developing a contingency plan.

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and facilities will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and facilities for year 2000 compliance, has largely been completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical facilities. The Company is currently in phase two of its program, during which any material noncompliant systems or facilities that were identified during phase one are prioritized and remediated. Based on its evaluation, the Company does not believe that any material upgrades to its critical facilities are required. The Company is currently upgrading or replacing such noncompliant information technology systems, and this process was approximately 80% complete as of April 3, 1999. In many cases, such upgrades or replacements are being made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements. The Company expects that all of its material information technology systems and critical facilities will be year 2000 compliant by the end of 1999.

      The Company has also implemented a compliance program to test and evaluate the year 2000 readiness of the material products that it currently manufactures and sells or for which the Company continues to provide technical support. The
Company believes that all of such material products are year 2000 compliant.
However, as many of the Company's products are complex, interact with or incorporate third-party products, and operate on computer systems that are not under the Company's control, there can be no assurance that the Company has identified all of the year


Year 2000 (continued)

2000 problems with its current products. The Company believes that certain of its older products, which it no longer manufactures or sells, may not be year
2000 compliant. The Company is continuing to test and evaluate such products.
The Company is focusing its efforts on products that are under warranty or early in their expected life and/or are subject to FDA considerations due to safety risks. The Company is offering upgrades and/or identifying potential solutions where reasonably practicable.

      The Company is in the process of identifying and assessing the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations. As part of this effort, the Company has developed and is distributing questionnaires relating to year 2000 compliance to its significant suppliers and vendors. To date, no significant supplier or vendor has indicated that it believes its business operations will be materially disrupted by the year 2000 issue. The Company has started to follow-up with and monitor the year 2000 compliance progress of significant suppliers and vendors that indicate that they are not year 2000 compliant or that do not respond to the Company's questionnaires. The Company has not completed its assessment of third-party risk, but expects to be substantially completed by October 1999.

                        Year 2000 Compliance Status
   ----------------------------------------------------------------------

   Material Information
   Technology Systems and Facilities       Approximately 80% completed

   Material Current Products               Substantially completed

   Evaluation of Third-party Risk          Approximately 50% completed

Contingency Plan

      The Company is developing a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems.
This plan may include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products, and significant suppliers and vendors, it will modify and adjust its contingency plan as may be required.

Estimated Costs to Address the Company's Year 2000 Issues

      The Company had incurred expenses to third parties (external costs) related to year 2000 issues of approximately $0.8 million as of April 3, 1999, and the total external costs of year 2000 remediation are expected to be approximately $1.3 million. Year 2000 costs are funded from working capital. All internal costs and related external costs other than capital additions related to year 2000 remediation have been and will continue to be expensed as incurred.

      The Company does not track the internal costs incurred for its year 2000 compliance project. Such costs are principally the related payroll costs for its information systems group.

Reasonably Likely Worst Case Scenario

      The Company is not currently able to determine the most reasonably likely worst case scenario to result from the year 2000 issue. One possible worst case scenario would be that certain of the Company's material suppliers or vendors experience business disruptions due to the year 2000 issue and are unable to provide materials and services to the Company on time. The Company's operations could be delayed or temporarily shut down, and it could be unable to meet its obligations to customers in a timely fashion. The Company's business, operations, and financial condition could be adversely affected in amounts that cannot be reasonably estimated at this time.


Year 2000 (continued)

Risks of the Company's Year 2000 Issues

      While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays.
Despite its efforts to ensure that its material current products are year 2000 compliant, the Company may see an increase in warranty and other claims, especially those related to Company products that incorporate, or operate using, third-party software or hardware. In addition, certain of the Company's older products, which it no longer manufactures or sells, may not be year 2000 compliant, which may expose the Company to claims. If any of the Company's material suppliers or vendors experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. In addition, if any year 2000 issues are identified, there can be no assurance that the Company will be able to retain qualified personnel to remedy such issues. Any unexpected costs or delays arising from the year 2000 issue could have a significant adverse impact on the Company's business, operations, and financial condition, in amounts that cannot be reasonably estimated at this time.

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

      The Company's exposure to market risk from changes in foreign currency exchange rates, interest rates, and equity prices has not changed materially from its exposure at year-end 1998.

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

      On March 31, 1999, at a Special Meeting of Shareholders, the shareholders approved a proposal to list on the American Stock Exchange, Inc., 4,880,533 shares of the common stock of the Company, $.10 par value per share, to be issued in connection with the acquisition of TMO TCA Holdings, Inc. from Thermo
Electron Corporation as follows: 33,057,588 shares were voted in favor of the proposal, 151,350 shares were voted against, and 108,997 shares abstained. No broker nonvotes were recorded on the proposal. The sole asset of TMO TCA
Holdings is its ownership of 3,355,705 shares of common stock of Thermo
Cardiosystems Inc.

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      None.


                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 11th day of May 1999.

                                       THERMEDICS INC.



                                       /s/ Paul F. Kelleher
                                       --------------------------
                                       Paul F. Kelleher
                                       Chief Accounting Officer



                                       /s/ Theo Melas-Kyriazi
                                       --------------------------
                                       Theo Melas-Kyriazi
                                       Chief Financial Officer


                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit

   27          Financial Data Schedule.