Form 10-Q
period 1999-07-03
THERMEDICS INC
filed 1999-08-10
CIK 721356

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended July 3, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

            Class                         Outstanding at July 30, 1999
    Common Stock, $.10 par value                    41,938,120


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                 THERMEDICS INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                       July 3, January 2,
(In thousands)                                                                            1999       1999
----------------------------------------------------------------------------------- ---------- ----------

Current Assets:
 Cash and cash equivalents (includes $73,377 under repurchase                         $ 21,545   $142,108
   agreements with parent company in 1998)
 Advance to affiliate (Note 9)                                                          75,079          -
 Short-term available-for-sale investments, at quoted market value                      65,750     43,310
   (amortized cost of $65,780 and $43,155)
 Accounts receivable, less allowances of $5,012 and $4,498                              64,215     63,438
 Inventories:
   Raw materials and supplies                                                           24,134     25,275
   Work in process                                                                      16,153     15,918
   Finished goods                                                                       20,496     21,590
 Prepaid income taxes and expenses                                                      15,220     14,572
                                                                                      --------   --------

                                                                                       302,592    326,211
                                                                                      --------   --------

Property, Plant, and Equipment, at Cost                                                 60,207     60,687
 Less:  Accumulated depreciation and amortization                                       39,994     38,780
                                                                                      --------   --------

                                                                                        20,213     21,907
                                                                                      --------   --------

Long-term Available-for-sale Investments, at Quoted Market Value                        46,704     47,259
 (amortized cost of $46,798 and $47,226)
                                                                                      --------   --------

Other Assets                                                                            11,986     12,723
                                                                                      --------   --------

Cost in Excess of Net Assets of Acquired Companies (Notes 6 and 8)                     125,102    145,518
                                                                                      --------   --------

                                                                                      $506,597   $553,618
                                                                                      ========   ========



                                 THERMEDICS INC.
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                       July 3,  January 2,
(In thousands except share amounts)                                                       1999       1999
----------------------------------------------------------------------------------- ----------- ----------

Current Liabilities:
 Note payable to parent company                                                       $ 13,000    $19,000
 Notes payable and current maturity of long-term obligations                             6,319      6,312
 Accounts payable                                                                       19,675     20,695
 Accrued payroll and employee benefits                                                  10,967     12,830
 Accrued income taxes                                                                    6,440      8,159
 Accrued installation and warranty expenses                                              4,274      4,483
 Customer deposits                                                                       3,924      3,523
 Other accrued expenses                                                                 19,042     16,821
 Due to parent company and affiliated companies                                          2,621      2,096
                                                                                      --------   --------

                                                                                        86,262     93,919
                                                                                      --------   --------

Deferred Income Taxes and Other Deferred Items                                             449        191
                                                                                      --------   --------

Long-term Obligations:
 Subordinated convertible obligations                                                  117,424    122,674
 Other                                                                                     204        128
                                                                                      --------   --------

                                                                                       117,628    122,802
                                                                                      --------   --------

Minority Interest                                                                       79,586     88,730
                                                                                      --------   --------

Shareholders' Investment:
 Common stock, $.10 par value, 100,000,000 shares authorized;                            4,199      4,174
   41,989,053 and 41,739,308 shares issued
 Capital in excess of par value                                                        109,548    106,846
 Retained earnings                                                                     116,929    139,644
 Treasury stock at cost, 31,232 and 47,348 shares                                         (612)    (1,026)
 Deferred compensation                                                                  (1,969)         -
 Accumulated other comprehensive items (Note 2)                                         (5,423)    (1,662)
                                                                                      --------   --------

                                                                                       222,672    247,976
                                                                                      --------   --------

                                                                                      $506,597   $553,618
                                                                                      ========   ========







The accompanying notes are an integral part of these consolidated financial statements.



                                 THERMEDICS INC.
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                       July 3,    July 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                              $ 78,164   $ 76,711
                                                                                      --------   --------

Costs and Operating Expenses:
 Cost of revenues (Note 8)                                                              41,595     38,872
 Selling, general, and administrative expenses                                          22,577     22,421
 Research and development expenses                                                       6,993      6,146
 Restructuring and other nonrecurring costs (Notes 7 and 8)                             30,488          -
                                                                                      --------   --------

                                                                                       101,653     67,439
                                                                                      --------   --------

Operating Income (Loss)                                                                (23,489)     9,272

Interest Income                                                                          2,637      3,281
Interest Expense (includes $241 and $77 to parent company)                              (1,493)    (1,233)
Gain on Sale of Investments, Net                                                             -         13
                                                                                      --------   --------

Income (Loss) Before Provision for Income Taxes, Minority Interest, and                (22,345)    11,333
 Extraordinary Item
Provision for Income Taxes (Note 8)                                                      2,270      4,331
Minority Interest Expense                                                                  682      1,728
                                                                                      --------   --------

Income (Loss) Before Extraordinary Item                                                (25,297)     5,274
Extraordinary Item, Net of Provision of Income Taxes of $2,312 (Note 3)                      -      3,433
                                                                                      --------   --------

Net Income (Loss)                                                                     $(25,297)  $  8,707
                                                                                      ========   ========

Earnings (Loss) per Share (Note 3):
 Basic                                                                                $   (.61)  $    .21
                                                                                      ========   ========

 Diluted                                                                              $   (.61)  $    .20
                                                                                      ========   ========

Weighted Average Shares (Note 3):
 Basic                                                                                  41,768     41,663
                                                                                      ========   ========

 Diluted                                                                                41,768     43,494
                                                                                      ========   ========









The accompanying notes are an integral part of these consolidated financial statements.


                                 THERMEDICS INC.
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                       July 3,    July 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                             $ 155,768  $ 152,372
                                                                                     ---------  ---------

Costs and Operating Expenses:
 Cost of revenues (Note 8)                                                              81,730     77,533
 Selling, general, and administrative expenses                                          45,482     43,482
 Research and development expenses                                                      14,501     12,775
 Restructuring and other nonrecurring costs (Notes 7 and 8)                             31,883          -
                                                                                     ---------  ---------

                                                                                       173,596    133,790
                                                                                     ---------  ---------

Operating Income (Loss)                                                                (17,828)    18,582

Interest Income                                                                          5,484      6,946
Interest Expense (includes $483 and $77 to parent company)                              (2,946)    (2,439)
Gain on Sale of Investments, Net                                                             -         31
                                                                                     ---------  ---------

Income (Loss) Before Provision for Income Taxes, Minority Interest, and                (15,290)    23,120
 Extraordinary Item
Provision for Income Taxes (Note 8)                                                      5,527      9,100
Minority Interest Expense                                                                1,898      3,378
                                                                                     ---------  ---------

Income (Loss) Before Extraordinary Item                                                (22,715)    10,642
Extraordinary Item, Net of Provision of Income Taxes of $3,092 (Note 3)                      -      4,638
                                                                                     ---------  ---------

Net Income (Loss)                                                                    $ (22,715) $  15,280
                                                                                     =========  =========

Earnings (Loss) per Share (Note 3):
 Basic                                                                               $   (.54)    $   .37
                                                                                     =========  =========

 Diluted                                                                             $   (.54)    $   .36
                                                                                     =========  =========

Weighted Average Shares (Note 3):
 Basic                                                                                  41,732     40,760
                                                                                     =========  =========

 Diluted                                                                                41,732     42,709
                                                                                     =========  =========









The accompanying notes are an integral part of these consolidated financial statements.


                                 THERMEDICS INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                       July 3,    July 4,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Operating Activities:
 Net income (loss)                                                                   $ (22,715)  $ 15,280
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Noncash restructuring costs (Note 8)                                                 30,105          -
   Depreciation and amortization                                                         5,819      5,392
   Minority interest expense                                                             1,898      3,378
   Gain on repurchase of subordinated convertible debentures                                 -     (7,730)
   Provision for losses on accounts receivable                                             913        391
   Other noncash expenses                                                                1,425        453
   Change in current accounts:
     Accounts receivable                                                                (3,348)     4,641
     Inventories                                                                           (81)    (2,338)
     Prepaid income taxes and expenses                                                     (47)      (597)
     Accounts payable                                                                     (461)    (1,596)
     Other current liabilities                                                          (3,528)    (3,849)
   Other                                                                                  (367)      (335)
                                                                                     ---------  ---------

       Net cash provided by operating activities                                         9,613     13,090
                                                                                     ---------  ---------

Investing Activities:
 Advances to affiliate, net (Note 9)                                                   (75,079)         -
 Acquisition of Thermo Voltek common stock (Note 6)                                    (20,482)         -
 Acquisitions, net of cash acquired                                                          -    (44,195)
 Purchases of available-for-sale investments                                          (127,325)  (126,950)
 Proceeds from sale and maturities of available-for-sale investments                   105,648     99,975
 Purchases of property, plant, and equipment                                            (3,331)    (3,741)
 Other                                                                                   1,188       (503)
                                                                                     ---------  ---------

       Net cash used in investing activities                                          (119,381)   (75,414)
                                                                                     ---------  ---------

Financing Activities:
 Repayment of subordinated convertible debentures (Note 6)                              (5,080)         -
 Repayment of short-term obligation to Thermo Electron                                  (6,000)         -
 Net increase (decrease) in short-term borrowings                                          464       (186)
 Proceeds from issuance of short-term obligation to Thermo Electron                          -     21,000
 Purchases of Company and subsidiary common stock                                         (926)   (11,737)
 Purchase of subordinated convertible debentures                                             -    (11,384)
 Net proceeds from issuance of Company and subsidiary common stock                         964        251
 Other                                                                                      76          -
                                                                                     ---------  ---------

       Net cash used in financing activities                                         $ (10,502)  $ (2,056)
                                                                                     ---------  ---------


                                 THERMEDICS INC.

                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                       July 3,    July 4,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Exchange Rate Effect on Cash                                                         $    (293)  $    552
                                                                                     ---------   --------

Decrease in Cash and Cash Equivalents                                                 (120,563)   (63,828)
Cash and Cash Equivalents at Beginning of Period                                       142,108    187,012
                                                                                     ---------   --------

Cash and Cash Equivalents at End of Period                                           $  21,545   $123,184
                                                                                     =========   ========

Noncash Activities:
 Fair value of assets of acquired companies                                          $       -   $ 54,294
 Cash paid for acquired companies acquired                                                   -    (44,195)
                                                                                     ---------   --------

   Liabilities assumed of acquired companies                                         $       -   $ 10,099
                                                                                     =========   ========
































The accompanying notes are an integral part of these consolidated financial statements.


                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermedics Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 3, 1999, the results of operations for the three- and six-month periods ended July 3, 1999, and July 4, 1998, and the cash flows for the six-month periods ended July 3, 1999, and July
4, 1998. Interim results are not necessarily indicative of results for a full year.

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

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses from available-for-sale investments. The Company had a comprehensive loss of $26,320,000 in the second quarter of 1999 and comprehensive income of $8,902,000 in the second quarter of 1998. The Company had a comprehensive loss of $25,549,000 in the first six months of 1999 and comprehensive income of $15,326,000 in the first six months of 1998.

3.    Earnings (Loss) per Share

      Basic and diluted earnings (loss) per share were calculated as follows:

                                                                Three Months Ended       Six Months Ended
                                                                July 3,     July 4,    July 3,    July 4,
(In thousands except per share amounts)                            1999        1998       1999       1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Basic
Net Income (Loss)                                              $(25,297)   $  8,707   $(22,715)  $ 15,280
                                                               --------    --------   --------   --------

Weighted Average Shares                                          41,768      41,663     41,732     40,760
                                                                -------    --------    -------   --------

Basic Earnings (Loss) per Share                                 $  (.61)   $    .21   $   (.54)  $    .37
                                                                =======    ========   ========   ========

Diluted
Net Income (Loss)                                              $(25,297)   $  8,707   $(22,715)  $ 15,280
Effect of:
 Convertible obligations                                              -           1          -          1
 Majority-owned subsidiaries' dilutive securities                   (10)        (24)       (13)       (59)
                                                                -------    --------    -------   --------

Income (Loss) Available to Common Shareholders, as              (25,307)      8,684    (22,728)    15,222
                                                                -------    --------    -------   --------
Adjusted

Weighted Average Shares                                          41,768      41,663     41,732     40,760
Effect of:
 Convertible obligations                                              -       1,722          -      1,827
 Stock options                                                        -         109          -        122
                                                                -------    --------    -------   --------

Weighted Average Shares, as Adjusted                             41,768      43,494     41,732     42,709
                                                                -------    --------    -------   --------

Diluted Earnings (Loss) per Share                               $  (.61)   $    .20    $  (.54)  $    .36
                                                                =======    ========    =======   ========



3.    Earnings (Loss) per Share (continued)

      The computation of diluted earnings (loss) per share for all periods excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of July 3, 1999, there were 1,936,000 of such options outstanding, with exercise prices ranging from $4.70 to $29.08 per share.

      In addition, the computation of diluted earnings per share for the second quarter and first six months of 1999 excludes the effect of assuming the conversion of convertible obligations because the effect would be antidilutive.
As of July 3, 1999, the calculation excluded $15,859,000 principal amount of 2.875% subordinated convertible debentures, convertible at $14.928 per share, and $31,565,000 principal amount of noninterest bearing subordinated convertible debentures, convertible at $32.68 per share.

      During the second quarter of 1998, the Company recorded an extraordinary gain in connection with the repurchase and exchange of subsidiary subordinated convertible debentures, which increased basic and diluted earnings per share by $.08 and $.11 in the second quarter and first six months of 1998, respectively.

4.     Business Segment Information

                                                                Three Months Ended      Six Months Ended
                                                                July 3,     July 4,    July 3,     July 4,
(In thousands)                                                     1999        1998       1999        1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Revenues:
   Quality Assurance and Security Products                     $ 18,187   $  23,957    $38,599    $ 47,664
   Precision Weighing and Inspection Equipment                   28,106      21,612     54,662      40,558
   Heart Assist and Blood Testing Devices                        20,215      16,133     39,676      32,618
   Power Electronics and Test Equipment                           6,574      10,725     12,791      22,165
   Other                                                          5,082       4,284     10,040       9,367
                                                               --------    --------    -------    --------

                                                               $ 78,164   $  76,711   $155,768    $152,372
                                                               ========   =========   ========    ========

Income (Loss) Before Provision for Income Taxes,
 Minority Interest, and Extraordinary Item:
   Quality Assurance and Security Products                     $  2,081   $   3,445    $ 4,728    $  6,515
   Precision Weighing and Inspection Equipment                    3,105       2,386      5,113       4,346
   Heart Assist and Blood Testing Devices                         2,437       1,972      4,497       4,682
   Power Electronics and Test Equipment (a)                     (31,690)        885    (32,019)      1,707
   Other                                                          1,187         945      2,139       2,054
   Corporate (b)(c)                                                (609)       (361)    (2,286)       (722)
                                                               --------   ---------    -------    --------

   Total operating income (loss)                                (23,489)      9,272    (17,828)     18,582
   Interest and other income, net                                 1,144       2,061      2,538       4,538
                                                               --------   ---------    -------    --------

                                                               $(22,345)  $  11,333   $(15,290)   $ 23,120
                                                               ========   =========   ========    ========

(a) Includes $30,223,000 of restructuring and nonrecurring costs in the second quarter and first six months of 1999.
(b) Includes $265,000 and $1,660,000 of nonrecurring costs in the second quarter and first six months of 1999, respectively.
(c) Primarily general and administrative expenses and nonrecurring costs.



5.    Accrued Acquisition Expenses

      The Company has undertaken restructuring activities at certain acquired businesses. The Company's restructuring activities, which were accounted for in accordance with Emerging Issues Task Force Pronouncement (EITF) 95-3, primarily have included reductions in staffing levels and the abandonment of excess facilities. In connection with these restructuring activities, as part of the cost of acquisitions, the Company established reserves, primarily for severance and excess facilities. The Company finalized its restructuring plans for businesses acquired in June 1998 during the second quarter of 1999. Amounts accrued at July 3, 1999, represent ongoing lease obligations (net of sublease income) through 2008 for abandoned facilities, as well as severance, which will be paid during the third quarter of 1999.

      A summary of the changes in accrued acquisition expenses, included in other accrued expenses in the accompanying balance sheet, follows:


                                                                 Abandonment
                                                                   of Excess
(In thousands)                                      Severance     Facilities          Other          Total
----------------------------------------------- -------------- -------------- -------------- -------------

Balance at January 2, 1999                             $  177         $  788         $    -         $  965
 Reserves established                                     478          1,151             62          1,691
 Usage                                                   (408)          (309)           (22)          (739)
 Currency translation                                       -            (21)             -            (21)
                                                       ------         ------         ------         ------

Balance at July 3, 1999                                $  247         $1,609         $   40         $1,896
                                                       ======         ======         ======         ======

6.    Merger with Thermo Voltek Corp.

      In March 1999, the Company acquired, through a merger, all of the outstanding shares of Thermo Voltek Corp., a majority-owned subsidiary of the Company, that it did not previously own, other than the shares owned by Thermo
Electron Corporation. The total cost of the acquisition is expected to be $25,732,000, including related expenses and the repayment of Thermo Voltek's
$5,250,000 principal amount of 3 3/4% subordinated convertible debentures, which became due and payable at the election of the holder following the merger, and Thermo Voltek's outstanding stock options. To date, the Company has repaid
$5,080,000 principal amount of Thermo Voltek's debentures. The Thermo Voltek stock options were converted into stock options that are exercisable into 619,819 shares of Company common stock at a weighted average price of $6.33 per share, with an aggregate value of $703,000 as of the date of the acquisition.
Subsequent to this transaction, the Company and Thermo Electron owned approximately 97% and 3%, respectively, of the outstanding common stock of Thermo Voltek. The cost of the acquisition exceeded the estimated fair value of the incremental net assets by $10,050,000. Pro forma data is not presented since the acquisition of the minority interest of Thermo Voltek was not material to the Company's results of operations.

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


7.    Proposed Reorganization and Related Costs

      During 1998, Thermo Electron announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company. Under this plan, the Company would acquire Thermo Electron's wholly owned biomedical group for shares of Company common stock. In addition, the Company's equity interests in its Thermo Sentron Inc., Thermedics Detection Inc., and Thermo Voltek subsidiaries would be transferred to Thermo Electron for shares of common stock of the Company. Thermo Electron would take Thermo Sentron and Thermedics
Detection private; shareholders of these subsidiaries would receive cash in exchange for their shares of common stock. The proposed transactions are subject to a number of conditions, including the establishment of prices and exchange ratios; confirmation of anticipated tax consequences; the approval by the Board of Directors of the Company, Thermo Sentron, and Thermedics Detection (including their respective independent directors); negotiation and execution of definitive agreements; clearance by the Securities and Exchange Commission of any necessary documents in connection with the proposed transactions; approval by the Board of Directors of Thermo Electron; and receipt of fairness opinions from investment banking firms on certain financial aspects of the transactions.

      In connection with this transaction, the Company recorded $1,660,000 of nonrecurring costs in the first six months of 1999, as discussed in Note 8.

8.    Restructuring and Related Costs

      During the second quarter of 1999, the Company recorded restructuring and related costs of $32,813,000, including restructuring costs of $30,105,000, nonrecurring costs of $383,000, a tax asset write-off of $1,409,000, and an inventory provision of $916,000. The tax asset write-off is included in the provision for income taxes and the inventory provision is included in cost of sales in the accompanying statement of operations. Restructuring costs of $30,105,000 related to the Company's decision to sell its power electronics and test equipment business and includes $28,542,000 to write off related cost in excess of net assets of acquired companies to reduce the carrying value of the business to the estimated proceeds from its sale. In addition, restructuring costs include a charge of $1,563,000 recorded by the Company to write off the Company's remaining net investment in a subsidiary of this business, which the Company intends to transfer to a buyer in consideration for a release from certain contractual obligations, primarily ongoing lease obligations. The tax write-off represents a deferred tax asset that will not be realized as a result of exiting this business. The inventory provision results from exiting and reengineering certain product lines. Unaudited revenues and operating losses before restructuring and related costs of the power electronics and test equipment business were $12,791,000 and $880,000, respectively, for the first six months of 1999 and $37,940,000 and $173,000, respectively, for 1998.
Nonrecurring costs of $383,000 includes $265,000 related to the Company's proposed reorganization (Note 7), and $118,000 to write off a receivable as a result of an unfavorable resolution of a post-closing adjustment in connection with the sale of a business in 1998.

      During the first quarter of 1999, the Company recorded $1,395,000 of costs in connection with the Company's proposed reorganization (Note 7), primarily investment banking fees.

9.    Cash Management Arrangement

      Effective June 1, 1999, the Company and Thermo Electron commenced use of a new domestic cash management arrangement. Under the new arrangement, amounts advanced to Thermo Electron by the Company for domestic cash management purposes bear interest at the 30-day Dealer Commercial Paper Rate plus 50 basis points, set at the beginning of each month. Thermo Electron is contractually required to maintain cash, cash equivalents, and/or immediately available bank lines of credit equal to at least 50% of all funds invested under this cash management arrangement by all Thermo Electron subsidiaries other than wholly owned subsidiaries. The Company has the contractual right to withdraw its funds invested in the cash management arrangement upon 30 days' prior notice. Amounts invested in this arrangement are included in "advance to affiliate" in the accompanying balance sheet.


10.   Subsequent Event

      In July 1999, the Company acquired Erich Jaeger, GmbH, a medical products company based in Germany, for approximately $42 million, including the repayment of Jaeger's indebtedness. Jaeger develops and manufactures equipment for lung-function, cardio-respiratory, and sleep-disorder diagnosis and monitoring.
The Company will account for the acquisition using the purchase method of accounting and its results of operations will be included in the Company's results of operations from the date of acquisition. The Company financed this acquisition with $31.0 million of short-term borrowings from a wholly owned subsidiary of Thermo Electron and a third party. The borrowings from the third party are expected to be refinanced with the wholly owned subsidiary of Thermo
Electron and will be due on demand and bear interest at a variable rate. The
Company also expects to refinance $7.0 million of existing debt at Jaeger with additional borrowings from the wholly owned subsidiary of Thermo Electron under similar terms. In addition, Jaeger has other borrowings of $3.5 million, which the Company expects to repay upon maturity in May 2000.

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

Overview

      The Company's businesses operate in four reportable segments: Quality
Assurance and Security Products (Quality Assurance), Precision Weighing and
Inspection Equipment (Inspection Equipment), Heart Assist and Blood Testing
Devices (Heart Assist Devices), and Power Electronics and Test Equipment (Power
Equipment). Through the Company's Thermedics Detection Inc. subsidiary, the
Quality Assurance segment develops, manufactures, and markets high-speed detection and measurement instruments used in a variety of on-line industrial process applications, security applications, and laboratory analyses. The
Inspection Equipment segment includes the Company's Thermo Sentron Inc.
subsidiary, which develops, manufactures, and markets high-speed precision-weighing and inspection equipment for industrial production and packaging lines. In June 1998, Thermo Sentron acquired the three businesses that constituted the product-monitoring group of Graseby Limited (the product-monitoring businesses), a subsidiary of Smiths Industries plc. The Power
Equipment segment manufactures electronics-test instruments and a range of products related to power amplification, conversion, and quality.

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

      In July 1999, the Company acquired Erich Jaeger, GmbH, which will subsequently comprise the Company's Respiratory-care Products segment.



Overview (continued)

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

Results of Operations

Second Quarter 1999 Compared With Second Quarter 1998

      Total revenues increased to $78.2 million in the second quarter of 1999 from $76.7 million in the second quarter of 1998. Increases in revenues in the Inspection Equipment segment of $6.5 million and the Heart Assist Devices segment of $4.1 million were partially offset by decreases in revenues in the Quality Assurance segment of $5.8 million and the Power Equipment segment of $4.2 million.

      Revenues from the Inspection Equipment segment increased to $28.1 million in the second quarter of 1999 from $21.6 million in the second quarter of 1998.
Revenues increased $7.1 million as a result of the inclusion of a full three months of revenues from the product-monitoring businesses, which were acquired by Thermo Sentron in June 1998. This increase was offset in part by decreases in revenues of $0.2 million from existing businesses, primarily due to decreased demand in Europe, and $0.4 million due to the impact of a stronger U.S. dollar relative to currencies in foreign countries in which Thermo Sentron operates.

      Heart Assist Devices segment revenues increased to $20.2 million in the second quarter of 1999 from $16.1 million in the second quarter of 1998.
Revenues from Thermo Cardiosystems' LVAS increased to $10.5 million in 1999 from $7.1 million in 1998, primarily due to an increase in demand for the electric
LVAS as a result of FDA approval, which was granted in September 1998, and, to a lesser extent, price increases for the electric LVAS. These increases were offset in part by a decrease in revenues from the air-driven LVAS and the expiration of several government research and development contracts.

      Revenues from the Quality Assurance segment decreased to $18.2 million in the second quarter of 1999 from $24.0 million in the second quarter of 1998.
Revenues from Thermedics Detection's industrial process instruments decreased
$3.0 million, primarily due to lower revenues from ALEXUS(R) and near-infrared analyzers and related contract revenues, offset in part by an increase in EZ
Flash(TM) product sales. Revenues from Thermedics Detection's laboratory products decreased $1.2 million, primarily due to lower worldwide demand for its products and, to a lesser extent, the expiration of two private label agreements. In addition, revenues from EGIS(R) explosives-detection systems and related services decreased $1.2 million, primarily due to lower shipments of security systems.

      Revenues from the Power Equipment segment decreased to $6.6 million in the second quarter of 1999 from $10.7 million in the second quarter of 1998, primarily due to lower sales of electrostatic discharge (ESD) test equipment to the semiconductor industry and lower demand for certain lower-margin products in Europe. The decrease in revenues was also due to the sale of the segment's
Universal Voltronics division in November 1998, which contributed $1.6 million in revenues in the 1998 period.



Second Quarter 1999 Compared With Second Quarter 1998 (continued)

      The gross profit margin was 47% in the second quarter of 1999, compared with 49% in the second quarter of 1998. The gross profit margin in the Power
Equipment segment decreased to 24% in 1999 from 45% in 1998, primarily due to inventory provisions of $0.9 million associated with exiting and reengineering certain product lines and, to a lesser extent, lower revenues. The gross profit margin in the Inspection Equipment segment decreased to 39% in 1999 from 40% in 1998, primarily due to the inclusion of a full three months of lower-margin revenues from the acquired product-monitoring businesses.

      Selling, general, and administrative expenses as a percentage of revenues were unchanged at 29% in the second quarter of 1999 and 1998.

      Research and development expenses increased to $7.0 million in the second quarter of 1999 from $6.1 million in the second quarter of 1998. The increase reflects increased expenses at the Heart Assist Devices segment associated with a clinical trial being conducted to evaluate the electric LVAS as an alternative to medical therapy, as well as expenses associated with the development of the HeartMate II system. In addition, research and development expenses increased at Thermo Sentron due to the inclusion of a full three months of expenses from the acquired product-monitoring businesses.

      The Company recorded restructuring and other nonrecurring costs of $30.5 million in the second quarter of 1999 (Note 8). The Company recorded $30.1 million of restructuring costs, including $28.5 million to write off cost in excess of net assets of acquired companies, and $1.6 million to write off its investment in a wholly owned subsidiary. The Company also recorded $0.4 million of nonrecurring costs in the second quarter of 1999, including $0.3 million incurred in connection with the Company's proposed reorganization (Note 7) and $0.1 million incurred as a result of an unfavorable resolution of a post-closing adjustment in connection with the sale of a business.

      Interest income decreased to $2.6 million in the second quarter of 1999 from $3.3 million in the second quarter of 1998, primarily due to lower average invested balances as a result of cash expended for the acquisition of the product-monitoring businesses, the repurchase of securities of the Company and certain of its majority-owned subsidiaries, and a decrease in interest rates.
Interest expense increased to $1.5 million in the second quarter of 1999 from $1.2 million in the second quarter of 1998, primarily as a result of interest expense on borrowings from Thermo Electron Corporation used to partially finance the acquisition of the product-monitoring businesses and, to a lesser extent, the Company's issuance of $15.9 million principal amount of 2.875% subordinated convertible debentures in exchange for $21.7 million principal amount of noninterest-bearing subordinated convertible debentures in July 1998.

      The Company recorded income tax expense of $2.3 million in the second quarter of 1999 on a pretax loss, primarily due to the effect of certain nondeductible restructuring costs, primarily the write-off of cost in excess of net assets of acquired companies, as well as the write-off of a $1.4 million tax asset (Note 8). The effective tax rate in 1998 was 38%. This rate exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies.

      Minority interest expense decreased to $0.7 million in the second quarter of 1999 from $1.7 million in the second quarter of 1998, primarily due to the Company's increased ownership of Thermo Voltek and lower profits at the Company's Thermedics Detection subsidiary.

      In the second quarter of 1998, the Company and a majority-owned subsidiary recorded a gain of $3.4 million, net of related income taxes of $2.3 million, on the repurchase and exchange of subordinated convertible debentures.


First Six Months 1999 Compared With First Six Months 1998

      Total revenues increased to $155.8 million in the first six months of 1999 from $152.4 million in the first six months of 1998. Increases in revenues in the Inspection Equipment segment of $14.1 million and the Heart Assist Devices segment of $7.1 million were partially offset by decreases in revenues in the Power Equipment segment of $9.4 million and the Quality Assurance segment of $9.1 million.

      Revenues from the Inspection Equipment segment increased to $54.7 million in the first six months of 1999 from $40.6 million in the first six months of 1998. Revenues increased $15.9 million as a result of the acquisition of the product-monitoring businesses by Thermo Sentron in June 1998. This increase was offset in part by decreases of $1.2 million from existing businesses, primarily due to decreased demand in Europe, and $0.6 million due to the impact of a stronger U.S. dollar relative to currencies in foreign countries in which Thermo
Sentron operates.

      Heart Assist Devices segment revenues increased to $39.7 million in the first six months of 1999 from $32.6 million in the first six months of 1998.
Revenues from Thermo Cardiosystems' LVAS increased to $20.3 million in 1999 from $14.2 million in 1998, primarily due to the reasons discussed in the results of operations for the second quarter.

      Revenues from the Quality Assurance segment decreased to $38.6 million in the first six months of 1999 from $47.7 million in the first six months of 1998.
Revenues from Thermedics Detection's industrial process instruments decreased
$4.2 million, primarily due to lower revenues from ALEXUS and near-infrared analyzers, offset in part by an increase in EZ Flash product sales. Revenues from EGIS explosives-detection systems and related services decreased $2.7 million, primarily due to lower shipments of security systems. During the first quarter of 1998, Thermedics Detection completed shipments under a contract to provide security systems to the Federal Aviation Administration. Revenues under the contract totaled $1.1 million during the first six months of 1998. In addition, revenues from Thermedics Detection's laboratory products decreased
$2.3 million, primarily due to lower worldwide demand for its products and, to a lesser extent, the expiration of two private label agreements.

      Revenues from the Power Equipment segment decreased to $12.8 million in the first six months of 1999 from $22.2 million in the first six months of 1998, primarily due to lower sales of ESD test equipment to the semiconductor industry and lower demand for certain lower-margin products in Europe. The decrease in revenues was also due to the segment's sale of its Universal Voltronics division in November 1998, which contributed $2.9 million in revenues in the 1998 period.

      The gross profit margin was 48% in the first six months of 1999, compared with 49% in the first six months of 1998. The gross profit margin at the Power
Equipment segment decreased to 31% in 1999 from 45% in 1998, primarily due to inventory provisions of $0.9 million associated with exiting and reengineering certain product lines and, to a lesser extent, lower revenues. The gross profit margin in the Inspection Equipment segment decreased to 38% in 1999 from 39% in 1998, primarily due to the inclusion of lower-margin revenues from the acquired product-monitoring businesses. These decreases were offset in part by an increase in the gross profit margin at the Quality Assurance segment to 56% in 1999 from 54% in 1998, primarily due to a shift in sales mix to higher-margin products.

      Selling, general, and administrative expenses as a percentage of revenues were unchanged at 29% in the first six months of 1999 and 1998.

      Research and development expenses increased to $14.5 million in the first six months of 1999 from $12.8 million in the first six months of 1998, primarily due to the reasons discussed in the results of operations for the second quarter.


First Six Months 1999 Compared With First Six Months 1998 (continued)

      The Company recorded restructuring and other nonrecurring costs of $31.9 million in the first six months of 1999 (Note 8). The Company recorded $30.1 million of restructuring costs as discussed in the results of operations for the second quarter. The Company also recorded $1.8 million of nonrecurring costs in the first six months of 1999, primarily investment banking fees incurred in connection with the Company's proposed reorganization (Note 7).

      Interest income decreased to $5.5 million in the first six months of 1999 from $6.9 million in the first six months of 1998. Interest expense increased to $2.9 million in the first six months of 1999 from $2.4 million in the first six months of 1998. These changes were primarily due to the reasons discussed in the results of operations for the second quarter.

      The Company recorded income tax expense of $5.5 million in the first six months of 1998 on a pretax loss, primarily due to the effect of certain nondeductible restructuring costs, as well as the write-off of a $1.4 million tax asset (Note 8). The effective tax rate was 39% in the first six months of 1998. This rate exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies.

      Minority interest expense decreased to $1.9 million in the first six months of 1999 from $3.4 million in the first six months of 1998, primarily due to the Company's increased ownership of Thermo Voltek and lower profits at certain of the Company's majority-owned subsidiaries.

      In the first six months of 1998, the Company and a majority-owned subsidiary recorded a gain of $4.6 million, net of related income taxes of $3.1 million, on the repurchase and exchange of subordinated convertible debentures.

Liquidity and Capital Resources

      Consolidated working capital was $216.3 million at July 3, 1999, compared with $232.3 million at January 2, 1999. Cash, cash equivalents, and short- and long-term available-for-sale investments were $134.0 million at July 3, 1999, compared with $232.7 million at January 2, 1999. Substantially all of the $134.0 million balance at July 3, 1999, was held by the Company's majority-owned subsidiaries. In addition, at July 3, 1999, the Company had $75.1 million invested in an advance to affiliate. Of the $75.1 million balance, $61.2 million was advanced by the Company's majority-owned subsidiaries and the remainder by the Company and its wholly owned subsidiaries. Prior to the use of a new domestic cash management arrangement between the Company and Thermo Electron
Corporation (Note 9), which became effective June 1, 1999, amounts invested with Thermo Electron were included in cash and cash equivalents.

      During the first six months of 1999, $9.6 million of cash was provided by operating activities. Cash provided by the Company's operations was offset in part by $3.5 million of cash used to fund a decrease in other current liabilities, primarily accrued payroll and other benefits, and $3.3 million of cash used to fund an increase in accounts receivable, primarily at the Heart
Assist Devices segment due to higher revenues and at the Inspection Equipment segment due to delays in the pursuit of collections of accounts receivable at certain of Thermo Sentron's subsidiaries due principally to disruptions to collection activities caused by restructuring and integration of acquired businesses. Thermo Sentron has substantially completed these actions and expects to improve collections over the remainder of 1999.

      Excluding available-for-sale investments and advance to affiliate activity
(Note 9), the Company's primary investing activity in the second quarter of 1999 was the acquisition, through a merger, of all of the outstanding shares of Thermo Voltek that the Company did not previously own, other than the shares owned by Thermo Electron, for approximately $20.5 million in cash (Note 6). The
Company is currently a party to litigation in the Delaware State Chancery Court with respect to this transaction. The Company also expended $3.3 million for purchases of property, plant, and equipment during the first six months of 1999.
During the remainder of 1999, the Company expects to make capital expenditures of approximately $6 million.



Liquidity and Capital Resources (continued)

      During the first six months of 1999, the Company's financing activities used cash of $10.5 million. Cash of $5.1 million was used to repay subordinated convertible debentures of Thermo Voltek. In addition, cash of $6.0 million was used to partially repay a short-term obligation to Thermo Electron. Thermo
Cardiosystems expended $0.9 million to repurchase its common stock. These purchases were made pursuant to authorizations by Thermo Cardiosystems' Boards of Directors. As of July 3, 1999, $12.9 million remained under Thermo
Cardiosystems' authorizations. Any such purchases are funded from working capital.

      The Company expects to continue to pursue its strategy of expanding its business both through the continued development, manufacture, and sale of new products, and through the possible acquisition of companies that will provide additional marketing or manufacturing capabilities and new products. In July
1999, the Company acquired all of the outstanding shares of Erich Jaeger, GmbH for approximately $42 million, including the repayment of debt (Note 10). Jaeger develops, manufactures, and markets equipment for lung-function, cardio-respiratory, and sleep-disorder diagnosis and monitoring. The Company financed this acquisition with $31.0 million of short-term borrowings from a wholly owned subsidiary of Thermo Electron and a third party. The borrowings from the third party are expected to be refinanced with the wholly owned subsidiary of Thermo Electron and will be due on demand and bear interest at a variable rate. The Company also expects to refinance $7.0 million of existing debt at Jaeger with additional borrowings from the wholly owned subsidiary of Thermo Electron under similar terms. In addition, Jaeger has other borrowings of $3.5 million, which the Company expects to repay upon maturity in May 2000.

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

Year 2000

      The following constitutes a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act. The Company continues to assess the potential impact of the year 2000 date recognition issue on the Company's internal business systems, products, and operations. The Company's year 2000 initiatives include (i) testing and upgrading significant information technology systems and facilities; (ii) testing and developing upgrades, if necessary, for the Company's current products and certain discontinued products;
(iii) assessing the year 2000 readiness of key suppliers and vendors; and (iv) developing a contingency plan.

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and non-information technology systems will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and non-information technology systems for year 2000 compliance, has largely been completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical non-information technology systems, which efforts included testing the year 2000 readiness of its manufacturing, utility, and telecommunications systems at its critical facilities. The Company is currently in phase two of its program, during which any material noncompliant systems or non-information technology systems that were identified during phase one are prioritized and remediated. Based on its evaluation, the Company does not believe that any material upgrades to its critical non-information technology systems are required. The Company is currently upgrading or replacing such noncompliant information technology systems, and this process was approximately 90% complete as of July 3, 1999. In many cases, such upgrades or replacements are being made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements. The Company expects that all of its material information technology systems and critical non-information technology systems will be year 2000 compliant by the end of 1999.


Year 2000 (continued)

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

      The Company is in the process of identifying and assessing the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations. As part of this effort, the Company has developed and is distributing questionnaires relating to year 2000 compliance to its significant suppliers and vendors. To date, no significant supplier or vendor has indicated that it believes its business operations will be materially disrupted by the year 2000 issue. The Company has started to follow-up with and monitor the year 2000 compliance progress of significant suppliers and vendors that indicate that they are not year 2000 compliant or that do not respond to the Company's questionnaires. The Company has not completed its assessment of third-party risk, but expects to be substantially completed by the end of October 1999.

                        Year 2000 Compliance Status
   ----------------------------------------------------------------------

   Material Information
   Technology Systems and Facilities       Approximately 90% completed

   Material Current Products               Substantially completed

   Evaluation of Third-party Risk          Approximately 70% completed

Contingency Plan

      The Company is developing a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems.
This plan may include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products, and significant suppliers and vendors, it will modify and adjust its contingency plan as may be required. The Company expects to complete its contingency plan in October 1999.

Estimated Costs to Address the Company's Year 2000 Issues

      The Company had incurred expenses to third parties (external costs) related to year 2000 issues of approximately $1.0 million as of July 3, 1999, and the total external costs of year 2000 remediation are expected to be approximately $1.5 million. Year 2000 costs are funded from working capital. All internal costs and related external costs other than capital additions related to year 2000 remediation have been and will continue to be expensed as incurred.
The Company does not track the internal costs incurred for its year 2000 compliance project. Such costs are principally the related payroll costs for its information systems group.



Year 2000 (continued)

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

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

     On May 27, 1999, at the Annual Meeting of Shareholders, the shareholders elected eight incumbent directors to a one-year term expiring in 2000. The
Directors elected at the meeting were: Mr. T. Anthony Brooks, Mr. Peter O.
Crisp, Mr. Paul F. Ferrari, Dr. George N. Hatsopoulos, Mr. John N. Hatsopoulos,
Mr. John T. Keiser, Mr. John W. Wood, Jr. and Dr. Nicholas T. Zervas. Mr. Brooks received 35,591,253 shares voted in favor of his election and 327,472 shares voted against. Mr. Crisp received 35,592,011 shares voted in favor of his election and 326,714 shares voted against. Mr. Ferrari received 35,592,132 shares voted in favor of his election and 326,593 shares voted against. Dr.
Hatsopoulos received 35,587,243 shares voted in favor of his election and 331,482 shares voted against. Mr. Hatsopoulos received 35,583,374 shares voted in favor of his election and 335,351 shares voted against. Mr. Keiser received
35,589,421 shares voted in favor of his election and 329,304 voted against. Mr.
Wood received 35,594,458 shares voted in favor of his election and 324,267 shares voted against. Dr. Zervas received 35,592,516 shares voted in favor of his election and 326,209 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.



Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      On May 25, 1999, the Company filed a Current Report on Form 8-K, dated May
24, 1999, with respect to restructuring and other charges of the Company.


                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 10th day of August 1999.

                                                          THERMEDICS INC.



                                                          /s/ Paul F. Kelleher
                                                          Paul F. Kelleher
                                                          Chief Accounting Officer



                                                          /s/ Theo Melas-Kyriazi
                                                          Theo Melas-Kyriazi
                                                          Chief Financial Officer



                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit

10.1 Master Cash Management, Guarantee Reimbursement, and Loan Agreement dated as of June 1, 1999, between the Registrant and Thermo
               Electron Corporation.

10.2 Master Cash Management, Guarantee Reimbursement, and Loan Agreement dated as of June 1, 1999, between Thermo Cardiosystems Inc. and
               Thermo Electron Corporation (filed as Exhibit 10.1 to Thermo
               Cardiosystems Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-10114] and incorporated herein by reference).

10.3 Master Cash Management, Guarantee Reimbursement, and Loan Agreement dated as of June 1, 1999, between Thermedics Detection Inc. and
               Thermo Electron Corporation (filed as Exhibit 10.1 to Thermedics
               Detection Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-12745] and incorporated herein by reference).

10.4 Master Cash Management, Guarantee Reimbursement, and Loan Agreement dated as of June 1, 1999, between Thermo Sentron Inc. and Thermo
               Electron Corporation (filed as Exhibit 10.1 to Thermo Sentron
               Inc.'s Quarterly Report on Form 10-Q for the quarter ended July
               3, 1999 [File No. 1-14254] and incorporated herein by reference).

10.5           Amended and Restated $13,000,000 Promissory Note dated as of June 30,
               1999, issued by Thermo Sentron Inc. to Thermo Electron
               Corporation (filed as Exhibit 10.2 to Thermo Sentron Inc.'s
               Quarterly Report on Form 10-Q for the quarter ended July 3, 1999
               [File No. 1-14254] and incorporated herein by reference).

10.6           Amended and Restated Nonqualified Stock Option Plan of the Registrant.

10.7           Amended and Restated Equity Incentive Plan of the Registrant.

10.8           Amended and Restated Directors Stock Option Plan of the Registrant.

10.9           Amended and Restated Deferred Compensation Plan for Directors of the
               Registrant.

10.10          Amended and Restated Thermedics Inc. - Thermo Cardiosystems Inc.
               Nonqualified Stock Option Plan.

10.11          Amended and Restated Thermedics Inc. - Thermedics Detection Inc.
               Nonqualified Stock Option Plan.

10.12          Amended and Restated Thermedics Inc. - Thermo Sentron Inc.
               Nonqualified Stock Option Plan.

10.13          Amended and Restated Thermedics Inc. - Thermo Voltek Corp.
               Nonqualified Stock Option Plan.

10.14          Amended and Restated By-Laws of the Registrant.

27             Financial Data Schedule.