Form 10-Q
period 1999-10-02
THERMEDICS INC
filed 1999-11-08
CIK 721356

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
               ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended October 2, 1999

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                          Commission File Number 1-9567

                                 THERMEDICS INC.
             (Exact name of Registrant as specified in its charter)

Massachusetts                                   04-2788806
(State or other jurisdiction of
incorporation or organization)       (I.R.S. Employer Identification No.)

470 Wildwood Street, P.O. Box 2999
Woburn, Massachusetts                          01888-1799
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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

      Class                         Outstanding at October 29, 1999
 Common Stock, $.10 par value                   41,938,150

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
                                 THERMEDICS INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                    October 2,  January 2,
(In thousands)                                                                            1999        1999
----------------------------------------------------------------------------------- ----------- ----------

Current Assets:
 Cash and cash equivalents (includes $73,377 under repurchase                         $ 36,849    $142,108
   agreement with parent company in 1998)
 Advance to affiliate (Note 9)                                                          70,479           -
 Short-term available-for-sale investments, at quoted market value                      79,632      43,310
   (amortized cost of $79,752 and $43,155)
 Accounts receivable, less allowances of $6,255 and $4,498                              72,260      63,438
 Inventories (Note 8):
   Raw materials and supplies                                                           24,246      25,275
   Work in process                                                                      20,568      15,918
   Finished goods                                                                       23,357      21,590
 Prepaid income taxes and expenses                                                      15,988      14,572
                                                                                      --------    --------

                                                                                       343,379     326,211
                                                                                      --------    --------

Property, Plant, and Equipment, at Cost                                                 64,068      60,687
 Less:  Accumulated depreciation and amortization                                       41,445      38,780
                                                                                      --------    --------

                                                                                        22,623      21,907
                                                                                      --------    --------

Long-term Available-for-sale Investments, at Quoted Market Value                        33,215      47,259
  (amortized cost of $33,504 and $47,226)
                                                                                      --------    --------

Other Assets                                                                            14,668      12,723
                                                                                      --------    --------

Cost in Excess of Net Assets of Acquired Companies (Notes 5, 6, and 8)                 151,117     145,518
                                                                                      --------    --------

                                                                                      $565,002    $553,618
                                                                                      ========    ========




                                 THERMEDICS INC.
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                    October 2,  January 2,
(In thousands except share amounts)                                                       1999        1999
----------------------------------------------------------------------------------- ----------- ----------

Current Liabilities:
 Note payable to parent company                                                       $ 12,000    $ 19,000
 Short-term obligations and current maturity of long-term                               41,710       6,312
   obligations (includes advance from affiliate of $27,597 in 1999;
   Note 5)
 Accounts payable                                                                       22,357      20,695
 Accrued payroll and employee benefits                                                  14,766      12,830
 Accrued income taxes                                                                    4,786       8,159
 Accrued installation and warranty expenses                                              4,317       4,483
 Other accrued expenses                                                                 27,840      20,344
 Due to parent company and affiliated companies (Note 5)                                 7,138       2,096
                                                                                      --------    --------

                                                                                       134,914      93,919
                                                                                      --------    --------

Deferred Income Taxes and Other Deferred Items                                             419         191
                                                                                      --------    --------

Long-term Obligations (Note 5):
 Subordinated convertible obligations                                                  117,424     122,674
 Other                                                                                   3,506         128
                                                                                      --------    --------

                                                                                       120,930     122,802
                                                                                      --------    --------

Minority Interest                                                                       81,707      88,730
                                                                                      --------    --------

Shareholders' Investment:
 Common stock, $.10 par value, 100,000,000 shares authorized;                            4,199       4,174
   41,989,053 and 41,739,308 shares issued
 Capital in excess of par value                                                        108,590     106,846
 Retained earnings                                                                     119,543     139,644
 Treasury stock at cost, 50,903 and 47,348 shares                                         (695)     (1,026)
 Deferred compensation                                                                (1,681)          -
 Accumulated other comprehensive items (Note 2)                                         (2,924)     (1,662)
                                                                                      --------    --------

                                                                                       227,032     247,976

                                                                                      --------    --------
                                                                                      $565,002    $553,618

                                                                                      ========    ========






The accompanying notes are an integral part of these consolidated financial statements.



                                 THERMEDICS INC.
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                    October 2,  October 3,
(In thousands except per share amounts)                                                   1999        1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                               $82,860     $81,515
                                                                                       -------     -------

Costs and Operating Expenses:
 Cost of revenues (Note 8)                                                              45,367      44,061
 Selling, general, and administrative expenses                                          25,537      23,189
 Research and development expenses                                                       8,183       6,768
 Nonrecurring costs (Notes 7 and 8)                                                        155           -
                                                                                       -------     -------

                                                                                        79,242      74,018
                                                                                       -------     -------

Operating Income                                                                         3,618       7,497

Interest Income                                                                          2,764       3,099
Interest Expense (includes $235 and $304 to related parties)                            (1,722)     (1,628)
                                                                                       -------     -------

Income Before Provision for Income Taxes and Minority Interest                           4,660       8,968
Provision for Income Taxes                                                                 446       3,504
Minority Interest Expense                                                                1,600       1,186
                                                                                       -------     -------

Net Income                                                                             $ 2,614     $ 4,278
                                                                                       =======     =======

Basic and Diluted Earnings per Share (Note 3)                                          $   .06     $   .10
                                                                                       =======     =======

Weighted Average Shares (Note 3):
 Basic                                                                                  41,937      41,675
                                                                                       =======     =======

 Diluted                                                                                42,937      43,764
                                                                                       =======     =======

















The accompanying notes are an integral part of these consolidated financial statements.



                                 THERMEDICS INC.
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                    October 2,  October 3,
(In thousands except per share amounts)                                                   1999        1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                             $ 238,628    $233,887
                                                                                     ---------    --------

Costs and Operating Expenses:
 Cost of revenues (Note 8)                                                             127,097     121,594
 Selling, general, and administrative expenses                                          71,019      66,671
 Research and development expenses                                                      22,684      19,543
 Restructuring and other nonrecurring costs (Notes 7 and 8)                             32,038           -
                                                                                     ---------    --------

                                                                                       252,838     207,808
                                                                                     ---------    --------

Operating Income (Loss)                                                                (14,210)     26,079

Interest Income                                                                          8,248      10,045
Interest Expense (includes $718 and $384 to related parties)                            (4,668)     (4,067)
Gain on Sale of Investments, Net                                                             -          31
                                                                                     ---------    --------

Income (Loss) Before Provision for Income Taxes, Minority Interest, and                (10,630)     32,088
 Extraordinary Item
Provision for Income Taxes (Note 8)                                                      5,973      12,604
Minority Interest Expense                                                                3,498       4,564
                                                                                     ---------    --------

Income (Loss) Before Extraordinary Item                                                (20,101)     14,920
Extraordinary Item, Net of Provision of Income Taxes of $3,092 (Note 3)                      -       4,638
                                                                                     ---------    --------

Net Income (Loss)                                                                    $ (20,101)   $ 19,558
                                                                                     =========    ========

Earnings (Loss) per Share (Note 3):
 Basic                                                                               $   (.48)    $    .48
                                                                                     ========     ========

 Diluted                                                                             $   (.48)    $    .46
                                                                                     ========     ========

Weighted Average Shares (Note 3):
 Basic                                                                                  41,800      41,065
                                                                                     =========    ========

 Diluted                                                                                41,800      43,061
                                                                                     =========    ========









The accompanying notes are an integral part of these consolidated financial statements.


                                 THERMEDICS INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                    October 2,  October 3,
(In thousands)                                                                            1999        1998
----------------------------------------------------------------------------------- ----------- ----------

Operating Activities:
 Net income (loss)                                                                   $ (20,101)  $ 19,558
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Noncash restructuring costs (Note 8)                                               30,105          -
     Depreciation and amortization                                                       9,399      8,810
     Minority interest expense                                                           3,498      4,564
     Gain on repurchase and exchange of subordinated convertible debentures                  -     (7,730)
     Gain on sale of investments, net                                                        -        (31)
     Provision for losses on accounts receivable                                         1,168        569
     Other noncash expenses                                                              3,161        383
     Change in current accounts, excluding the effect of acquisitions:
       Accounts receivable                                                                 114      5,464
       Inventories                                                                      (1,479)       545
       Prepaid income taxes and expenses                                                   (52)      (681)
       Accounts payable                                                                   (621)    (2,358)
       Other current liabilities                                                        (2,924)     1,045
     Other                                                                                 151       (332)
                                                                                     ---------   ---------
        Net cash provided by operating activities                                       22,419     29,806
                                                                                     ---------   --------

Investing Activities:
 Advances to affiliate, net (Note 9)                                                   (70,479)         -
 Acquisition of Thermo Voltek common stock (Note 6)                                    (20,482)         -
 Acquisitions, net of cash acquired (Note 5)                                           (28,395)   (44,196)
 Purchases of available-for-sale investments                                          (150,325)  (169,235)
 Proceeds from sale and maturities of available-for-sale investments                   127,433    127,560
 Purchases of property, plant, and equipment                                            (5,083)    (5,525)
 Other                                                                                   2,022       (653)
                                                                                     ---------   --------

        Net cash used in investing activities                                         (145,309)   (92,049)
                                                                                     ---------   --------

Financing Activities:
 Proceeds from issuance of short-term obligations to affiliated                         30,479          -
   companies (Note 5)
 Repayment of subordinated convertible debentures (Note 6)                              (5,080)         -
 Repayment of short-term obligation to parent company                                   (7,000)         -
 Net decrease in short-term borrowings                                                    (444)    (1,000)
 Proceeds from issuance of short-term obligation to parent company                           -     21,000
 Purchases of Company and subsidiary common stock                                         (926)   (14,744)
 Purchase of subordinated convertible debentures                                             -    (11,384)
 Net proceeds from issuance of Company and subsidiary common stock                         565        438
                                                                                     ---------   --------

        Net cash provided by (used in) financing activities                          $  17,594   $ (5,690)
                                                                                     ---------   --------



                                 THERMEDICS INC.

                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                    October 2, October 3,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Exchange Rate Effect on Cash                                                         $      37   $    464
                                                                                     ---------   --------

Decrease in Cash and Cash Equivalents                                                 (105,259)   (67,469)
Cash and Cash Equivalents at Beginning of Period                                       142,108    187,012
                                                                                     ---------   --------

Cash and Cash Equivalents at End of Period                                           $  36,849   $119,543
                                                                                     =========   ========

Noncash Activities:
 Fair value of assets of acquired companies                                          $  57,722   $ 56,433
 Cash paid for acquired companies                                                      (30,479)   (44,196)
                                                                                     ---------   --------

   Liabilities assumed of acquired companies                                         $  27,243   $ 12,237
                                                                                     =========   ========

 Issuance of subordinated convertible debentures in connection with                  $       -   $ 15,859
    exchange offer
                                                                                     =========   ========

 Issuance of Company common stock to parent company in exchange for                  $       -   $  8,080
   common stock of subsidiaries
                                                                                     =========   ========


























The accompanying notes are an integral part of these consolidated financial statements.

                                 THERMEDICS INC.
                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermedics Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at October 2, 1999, the results of operations for the three- and nine-month periods ended October 2, 1999, and October 3, 1998, and the cash flows for the nine-month periods ended October 2, 1999, and October 3, 1998. Interim results are not necessarily indicative of results for a full year.

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

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses from available-for-sale investments. During the third quarter of 1999 and 1998, the Company had comprehensive income of $4,533,000 and $5,288,000, respectively. The Company had a comprehensive loss of $21,016,000 in the first nine months of 1999 and comprehensive income of $20,615,000 in the first nine months of 1998.

3.    Earnings (Loss) per Share

      Basic and diluted earnings (loss) per share were calculated as follows:

                                                                Three Months Ended      Nine Months Ended
                                                              October 2,  October 3, October 2, October 3,
 (In thousands except per share amounts)                            1999        1998       1999       1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Basic
Net Income (Loss)                                               $ 2,614    $  4,278    $(20,101)  $ 19,558
                                                                -------    --------    --------   --------

Weighted Average Shares                                          41,937      41,675      41,800     41,065
                                                                -------    --------    --------   --------

Basic Earnings (Loss) per Share                                 $   .06    $    .10    $   (.48)  $    .48
                                                                =======    ========    ========   ========

Diluted
Net Income (Loss)                                               $ 2,614    $  4,278    $(20,101)  $ 19,558
Effect of:
 Convertible obligations                                              -          68           -         70
 Majority-owned subsidiaries' dilutive securities                   (12)         (6)        (20)       (24)
                                                                -------    --------    --------    -------

Income (Loss) Available to Common Shareholders, as                2,602       4,340     (20,121)    19,604
                                                                -------    --------    --------    -------
Adjusted
Adjusted

Weighted Average Shares                                          41,937      41,675      41,800     41,065
Effect of:
 Convertible obligations                                            966       2,028           -      1,894
 Stock options                                                       34          61           -        102
                                                                -------    --------    --------    -------

Weighted Average Shares, as Adjusted                             42,937      43,764      41,800     43,061
                                                                -------    --------    --------    -------

Diluted Earnings (Loss) per Share                               $   .06    $    .10    $   (.48)   $   .46
                                                                =======    ========    ========    =======





3.    Earnings (Loss) per Share (continued)

      The computation of diluted loss per share for the first nine months of 1999 excludes the effect of assuming the conversion of convertible obligations and the exercise of outstanding stock options because the effect would be antidilutive due to the Company's net loss. The computation of diluted loss per share for the first nine months of 1999 excluded $15,859,000 principal amount of 2.875% subordinated convertible debentures, convertible at $14.928 per share, and $31,565,000 principal amount of noninterest bearing subordinated convertible debentures, convertible at $32.68 per share. In addition, the computation of diluted earnings per share for the third quarter of 1999 excludes the effect of assuming the conversion of the Company's 2.875% subordinated convertible debentures because the effect would be antidilutive.

      The computation of diluted earnings per share for all periods excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of October 2, 1999, there were 1,516,000 of such options outstanding, with exercise prices ranging from $7.89 to $29.08 per share.

      During the first nine months of 1998, the Company recorded an extraordinary gain in connection with the repurchase and exchange of subsidiary subordinated convertible debentures, which increased basic and diluted earnings per share by $.11 in the first nine months of 1998.

4.     Business Segment Information

                                                                Three Months Ended      Nine Months Ended
                                                              October 2, October 3, October 2, October 3,
(In thousands)                                                     1999        1998       1999       1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Revenues:
   Quality Assurance and Security Products                     $ 17,558   $  23,569    $ 56,157   $ 71,234
   Precision Weighing and Inspection Equipment                   27,154      29,102      81,816     69,660
   Heart Assist and Blood Testing Devices                        19,738      15,798      59,414     48,416
   Power Electronics and Test Equipment                           7,450       8,671      20,241     30,836
   Respiratory-care Products (a)                                  6,546           -       6,546          -
   Other                                                          4,414       4,375      14,454     13,741
                                                               --------    --------    --------   --------

                                                               $ 82,860   $  81,515    $238,628   $233,887
                                                               ========   =========    ========   ========

Income (Loss) Before Provision for Income Taxes,
Minority Interest, and Extraordinary Item:
   Quality Assurance and Security Products (b)                 $ (1,291)  $   4,086    $  3,437   $ 10,589
   Precision Weighing and Inspection Equipment                    3,137       2,231       8,250      6,576
   Heart Assist and Blood Testing Devices                         1,841       1,344       6,338      6,026
   Power Electronics and Test Equipment (c)                           7        (604)    (32,012)     1,103
   Respiratory-care Products                                       (347)          -        (347)         -
   Other                                                            800         870       2,939      2,937
   Corporate (d)                                                   (529)       (430)     (2,815)    (1,152)
                                                               --------   ---------    --------   --------

   Total operating income (loss)                                  3,618       7,497     (14,210)    26,079
   Interest and other income, net                                 1,042       1,471       3,580      6,009
                                                               --------   ---------    --------   --------

                                                               $  4,660   $   8,968    $(10,630)  $ 32,088
                                                               ========   =========    ========   ========

(a) In July 1999, the Company acquired Erich Jaeger, GmbH, which comprises the
    Respiratory-care Products segment. This business had assets of $57.7 million as of the date of acquisition (Note 5).
(b) Includes $1.9 million of inventory provisions in the third quarter and first nine months of 1999.
(c) Includes $30.2 million of restructuring and nonrecurring costs in the first nine months of 1999.
(d) Primarily general and administrative expenses and nonrecurring costs.
    Includes $0.2 million and $1.8 million of nonrecurring costs in the third quarter and first nine months of 1999, respectively.



5.    Acquisition

      In July 1999, the Company acquired Erich Jaeger, GmbH, a medical products company based in Germany, for $30,479,000, in cash, including the repayment of certain of Jaeger's indebtedness, and the assumption of $13,127,000 of Jaeger's indebtedness. Jaeger develops and manufactures equipment for lung-function, cardio-respiratory, and sleep-disorder diagnosis and monitoring. The Company financed this acquisition with $30,479,000 of short-term borrowings from a wholly owned subsidiary of Thermo Electron. Of this amount, $26,370,000 is due on demand and bears interest at prevailing German market rates, set at the beginning of each month, and $4,109,000 is due on demand and included in due to parent company and affiliated companies in the accompanying balance sheet. Of the $13,127,000 in indebtedness assumed, the Company has repaid $2,305,000, expects to refinance $7,489,000 with additional borrowings from the wholly owned subsidiary of Thermo Electron, and expects to repay $3,333,000 upon maturity in May 2000.

      This acquisition has been accounted for using the purchase method of accounting, and the results of operations of Jaeger have been included in the accompanying financial statements from the date of acquisition. The cost of the acquisition exceeded the estimated fair value of the acquired net assets by $29.8 million, which is being amortized over 40 years. Allocation of the purchase price was based on an estimate of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation. The Company has gathered no information that indicates the final allocation will differ materially from the preliminary estimate. Pro forma data has not been presented, as the results of the acquired business were not material to the Company's results of operations.

      The Company has undertaken restructuring activities at certain acquired businesses. The Company's restructuring activities, which were accounted for in accordance with Emerging Issues Task Force Pronouncement (EITF) 95-3, primarily have included reductions in staffing levels and the abandonment of excess facilities. In connection with these restructuring activities, as part of the cost of acquisitions, the Company established reserves, primarily for severance and excess facilities. In accordance with EITF 95-3, the Company finalizes its restructuring plans no later than one year from the respective dates of the acquisitions. Unresolved matters at October 2, 1999, included completion of planned severances and abandonment of excess facilities for an acquisition completed during the last 12 months. A summary of the changes in accrued acquisition expenses, included in other accrued expenses in the accompanying balance sheet, is as follows:

                                                                 Abandonment
                                                                   of Excess
(In thousands)                                      Severance     Facilities          Other          Total
----------------------------------------------- -------------- -------------- -------------- -------------

Balance at January 2, 1999                             $  177         $  788         $    -         $  965
 Reserves established                                     478          1,151             62          1,691
 Usage                                                   (435)          (550)           (22)        (1,007)
 Decrease due to finalization of                         (175)          (211)             -           (386)
   restructuring plans, recorded as a
   decrease to cost in excess of net assets
   of acquired companies
 Currency translation                                       8             39              -             47
                                                       ------         ------         ------         ------

Balance at October 2, 1999                             $   53         $1,217         $   40         $1,310
                                                       ======         ======         ======         ======



6. Merger with Thermo Voltek Corp.

      In March 1999, the Company acquired, through a merger, all of the outstanding shares of Thermo Voltek Corp., a majority-owned subsidiary of the Company, that it did not previously own, other than the shares owned by Thermo Electron. The total cost of the acquisition is expected to be $25,732,000, including related expenses and the repayment of Thermo Voltek's $5,250,000 principal amount of 3 3/4% subordinated convertible debentures, which became due and payable at the election of the holder following the merger, and Thermo Voltek's outstanding stock options. To date, the Company has repaid $5,080,000 principal amount of Thermo Voltek's debentures. The Thermo Voltek stock options were converted into stock options that are exercisable into 619,819 shares of Company common stock at a weighted average price of $6.33 per share, with an aggregate value of $703,000 as of the date of the acquisition. Subsequent to this transaction, the Company and Thermo Electron owned approximately 97% and 3%, respectively, of the outstanding common stock of Thermo Voltek. The cost of the acquisition exceeded the estimated fair value of the incremental net assets by $10,050,000. Pro forma data is not presented since the acquisition of the minority interest of Thermo Voltek was not material to the Company's results of operations.

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

      In connection with this transaction, the Company recorded $1,815,000 of nonrecurring costs in the first nine months of 1999, as discussed in Note 8.

8.    Restructuring and Related Costs

      During the third quarter of 1999, Thermedics Detection recorded provisions of $1,860,000 for inventories deemed excess based on recent demand. The provision was recorded as a charge to cost of revenues. Nonrecurring costs of $155,000 in the third quarter of 1999 represents costs incurred in connection with the Company's proposed reorganization (Note 7), primarily legal fees.

      During the second quarter of 1999, the Company recorded restructuring and related costs of $32,813,000, including restructuring costs of $30,105,000, nonrecurring costs of $383,000, a tax asset write-off of $1,409,000, and an inventory provision of $916,000. The tax asset write-off is included in the provision for income taxes and the inventory provision is included in cost of revenues in the accompanying statement of operations. Restructuring costs of $30,105,000 are related to the Company's decision to sell its power electronics and test equipment business and includes $28,542,000 to write off related cost in excess of net assets of acquired companies to reduce the carrying value of the business to the estimated proceeds from its sale. In addition, restructuring costs include a charge of $1,563,000 recorded by the Company to write off the Company's remaining net investment in a subsidiary of this business, which the Company intends to transfer to a buyer in consideration for a release from certain contractual obligations, primarily ongoing lease obligations. The tax write-off represents a deferred tax asset that will not be realized as a result of exiting this business. The inventory provision results from exiting and reengineering certain product lines. Unaudited revenues and operating losses before restructuring and related costs of the power electronics and test equipment business were $20,241,000 and $991,000, respectively, for the first nine months of 1999 and $37,940,000 and $173,000, respectively, for 1998. Nonrecurring costs of $383,000 includes $265,000 related to the Company's proposed reorganization, and $118,000 to write off a receivable as a result of an unfavorable resolution of a post-closing adjustment in connection with the sale of a business in 1998.

      During the first quarter of 1999, the Company recorded $1,395,000 of costs incurred in connection with the Company's proposed reorganization, primarily investment banking fees.

9.    Cash Management Arrangements

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

      Effective August 1999, the Company's Germany-based subsidiaries commenced use of a new cash management arrangement with a wholly owned subsidiary of Thermo Electron. Under the new arrangement, amounts advanced to the subsidiary of Thermo Electron bear interest at prevailing German market rates, set at the beginning of each month. Thermo Electron's subsidiary maintains cash, cash equivalents, and/or immediately available bank lines of credit equal to at least 100% of all funds invested under this cash management arrangement by all Thermo Electron subsidiaries. The Company can withdraw its funds invested in this arrangement with no prior notice.

      Amounts invested in these arrangements are included in "advance to affiliate" in the accompanying balance sheet.

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

Overview

      The Company's businesses operate in five reportable segments: Quality Assurance and Security Products (Quality Assurance), Precision Weighing and Inspection Equipment (Inspection Equipment), Heart Assist and Blood Testing Devices (Heart Assist Devices), Power Electronics and Test Equipment (Power Equipment), and Respiratory-care Products. Through the Company's Thermedics Detection Inc. subsidiary, the Quality Assurance segment develops, manufactures, and markets high-speed detection and measurement instruments used in a variety of on-line industrial process applications, security applications, and laboratory analyses. The Inspection Equipment segment includes the Company's Thermo Sentron Inc. subsidiary, which develops, manufactures, and markets high-speed precision-weighing and inspection equipment for industrial production and packaging lines. In June 1998, Thermo Sentron acquired the three businesses that constituted the product-monitoring group of Graseby Limited (the product-monitoring businesses), a subsidiary of Smiths Industries plc. The Power Equipment segment manufactures electronics-test instruments and a range of products related to power amplification, conversion, and quality.

      The Heart Assist Devices segment, consisting of the Company's Thermo Cardiosystems Inc. subsidiary, manufactures two implantable left ventricular-assist systems (LVAS): a pneumatic, or air-driven, system and an electric version. The electric LVAS is being used in Europe as a bridge to transplant and to provide long-term cardiac support for patients not eligible for a heart transplant. In general, a profit cannot be earned from the sale of an LVAS in the United States until approval of the device for commercial sale has been received from the U.S. Food and Drug Administration (FDA). Both the air-driven and electric LVAS have received FDA approval for use as a bridge to transplant in the United States. As a result, the Company now earns a profit on the sale of both devices. Until FDA approval has been obtained, the Company may not earn a profit on the sale in the U.S. of products currently used in clinical studies. Thermo Cardiosystems' International Technidyne Corporation subsidiary is a leading manufacturer of near-patient, whole-blood coagulation testing equipment and related disposables and also manufactures premium-quality, single-use skin-incision devices.

      In July 1999, the Company acquired Erich Jaeger, GmbH (Note 5), which comprises the Company's Respiratory-care Products segment. Jaeger, based in Germany, develops and manufactures equipment for lung-function, cardio-respiratory, and sleep disorder diagnosis and monitoring.

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

Results of Operations

Third Quarter 1999 Compared With Third Quarter 1998

      Total revenues were $82.9 million in the third quarter of 1999, compared with $81.5 million in the third quarter of 1998. Revenues increased by $6.5 million due to the inclusion of revenues from Jaeger, acquired in July 1999. In addition, revenues in the Heart Assist Devices segment increased by $3.9 million. These increases were substantially offset by lower revenues in the Quality Assurance segment of $6.0 million, the Inspection Equipment segment of $1.9 million, and the Power Equipment segment of $1.2 million.

      Revenues from the Inspection Equipment segment decreased to $27.2 million in the third quarter of 1999 from $29.1 million in the third quarter of 1998. Excluding the effects of currency translation, revenues at Thermo Sentron decreased by $1.5 million, primarily due to decreased demand in Europe, offset in part by increased demand for packaged-goods products in the U.S. In addition, Inspection Equipment revenues decreased by $0.4 million due to the unfavorable effects of currency translation as a result of the strengthening in value of the U.S. dollar relative to currencies in foreign countries in which Thermo Sentron operates.

      Heart Assist Devices segment revenues increased to $19.7 million in the third quarter of 1999 from $15.8 million in the third quarter of 1998. Revenues from Thermo Cardiosystems' LVAS increased to $10.0 million in 1999 from $6.8 million in 1998, primarily due to increased demand for the electric LVAS as a result of FDA approval, which was granted in September 1998, and, to a lesser extent, a 13% price increase of the electric LVAS, effective November 1998. In addition, International Technidyne revenues increased $0.8 million, primarily due to increased demand. These increases were offset in part by a decrease in revenues from the air-driven LVAS and the expiration of several government research and development contracts.

      Revenues from the Quality Assurance segment decreased to $17.6 million in the third quarter of 1999 from $23.6 million in the third quarter of 1998. Thermedics Detection's industrial process instruments revenues decreased by $3.5 million, primarily due to lower revenues from ALEXUS(R) systems and near-infrared analyzers and related contract revenues; revenues from EGIS(R) explosives-detection systems and related services decreased by $1.4 million, primarily due to lower shipments of security systems; and revenues from Thermedics Detection's laboratory products decreased by $1.0 million, primarily due to lower worldwide demand for its products and the expiration of two private label agreements.

      Revenues from the Power Equipment segment decreased to $7.5 million in the third quarter of 1999 from $8.7 million in the third quarter of 1998, primarily due to the sale of the segment's Universal Voltronics division in November 1998, which contributed $1.5 million in revenues in the 1998 period.

      The gross profit margin was 45% in the third quarter of 1999, compared with 46% in the third quarter of 1998. The gross profit margin in the Quality Assurance segment decreased to 40% in 1999 from 55% in 1998, primarily due to provisions of $1.9 million for inventory deemed excess based on recent demand (Note 8). To a lesser extent, the gross profit margin decreased due to a charge to expense of $0.5 million related to the sale of inventory revalued at the time of the acquisition of Jaeger. These decreases were offset in part by an increase in the gross profit margin in the Inspection Equipment segment to 42% in 1999 from 36% in 1998, primarily due to manufacturing efficiencies achieved through cost reduction measures at its product-monitoring businesses and, to a lesser extent, improved margins from sales of Thermo Sentron's packaged-goods products in North America.

      Selling, general, and administrative expenses as a percentage of revenues increased to 31% in the third quarter of 1999 from 28% in the third quarter of 1998, primarily due to decreased revenues at the Quality Assurance and Inspection Equipment segments and, to a lesser extent, the inclusion of higher selling, general, and administrative expenses as a percentage of revenues at Jaeger. These increases were offset in part by a decrease in selling, general, and administrative expenses as a percentage of revenues at the Power Equipment segment, primarily due to a reduction in selling expenses in an effort to reduce costs.

      Research and development expenses increased to $8.2 million in the third quarter of 1999 from $6.8 million in the third quarter of 1998. The increase reflects increased expenses in the Heart Assist Devices segment related to a clinical trial that is being conducted to evaluate the electric LVAS as an alternative to medical therapy, as well as expenses associated with the development of the HeartMate II system. In addition, research and development expenses increased due to the inclusion of $0.8 million of expenses at Jaeger.

      Interest income decreased to $2.8 million in the third quarter of 1999 from $3.1 million in the third quarter of 1998, primarily due to lower average invested balances as a result of the repurchase of securities of the Company and certain of its majority-owned subsidiaries, the repayment of short- and long-term obligations, and a decrease in interest rates. Interest expense increased to $1.7 million in the third quarter of 1999 from $1.6 million in the third quarter of 1998, primarily as a result of interest expense on borrowings used to finance the acquisition of Jaeger.

      The effective tax rate decreased to 10% in the third quarter of 1999 from 39% in the third quarter of 1998. The tax provision for the 1999 period reflects a favorable resolution of a Company claim for prior-year research and development tax credits of $1.8 million. The effective tax rate in 1998 exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies.

      Minority interest expense increased to $1.6 million in the third quarter of 1999 from $1.2 million in the third quarter of 1998, primarily due to higher earnings at Thermo Cardiosystems, offset in part by lower earnings at Thermedics Detection.

First Nine Months 1999 Compared With First Nine Months 1998

      Total revenues were $238.6 million in the first nine months of 1999, compared with $233.9 million in the first nine months of 1998. Revenues increased by $6.5 million due to the inclusion of revenues from Jaeger, acquired in July 1999. In addition, revenues in the Inspection Equipment and Heart Assist Devices segments increased by $12.1 million and $11.0 million, respectively. These increases were partially offset by lower revenues in the Quality Assurance segment of $15.1 million and the Power Equipment segment of $10.6 million.

      Revenues from the Inspection Equipment segment increased to $81.8 million in the first nine months of 1999 from $69.7 million in the first nine months of 1998. Revenues increased by $15.9 million as a result of the acquisition of the product-monitoring businesses by Thermo Sentron in June 1998. This increase was offset in part by decreases in revenues of $2.9 million from existing businesses, primarily due to decreased demand in Europe, and $0.9 million due to the unfavorable effects of currency translation as a result of the strengthening in value of the U.S. dollar relative to currencies in foreign countries in which Thermo Sentron operates.

      Heart Assist Devices segment revenues increased to $59.4 million in the first nine months of 1999 from $48.4 million in the first nine months of 1998. Revenues from Thermo Cardiosystems' LVAS increased to $30.2 million in 1999 from $21.0 million in 1998. In addition, International Technidyne revenues increased by $1.8 million. These increases in revenues were primarily due to the reasons discussed in the results of operations for the third quarter.

      Revenues from the Quality Assurance segment decreased to $56.2 million in the first nine months of 1999 from $71.2 million in the first nine months of 1998. Thermedics Detection's industrial process instruments revenues decreased by $7.7 million, primarily due to lower revenues from ALEXUS systems and near-infrared analyzers, offset in part by an increase in EZ Flash product sales. Revenues from EGIS explosives-detection systems and related services decreased $4.0 million, primarily due to lower shipments of security systems. During the first quarter of 1998, Thermedics Detection completed shipments under a contract to provide security systems to the Federal Aviation Administration. Revenues under the contract totaled $1.1 million during the first nine months of 1998. In addition, revenues from Thermedics Detection's laboratory products decreased $3.4 million, primarily due to the reasons discussed in the results of operations for the third quarter.

      Revenues from the Power Equipment segment decreased to $20.2 million in the first nine months of 1999 from $30.8 million in the first nine months of 1998, primarily due to lower sales of electrostatic discharge test equipment to the semiconductor industry and lower demand for certain lower-margin products in Europe. The decrease in revenues was also due to the sale of the segment's Universal Voltronics division in November 1998, which contributed $4.4 million in revenues in the 1998 period.

      The gross profit margin was 47% in the first nine months of 1999, compared with 48% in the first nine months of 1998. The gross profit margin in the Quality Assurance segment decreased to 51% in 1999 from 55% in 1998, primarily due to the reason discussed in the results of operations for the third quarter. The gross profit margin at the Power Equipment segment decreased to 36% in 1999 from 44% in 1998, primarily due to inventory provisions of $0.9 million associated with exiting and reengineering certain product lines and, to a lesser extent, lower revenues. To a lesser extent, the gross profit margin decreased due to a charge to expense of $0.5 million related to the sale of inventory revalued at the time of the acquisition of Jaeger. These decreases were offset in part by an increase in the gross profit margin in the Inspection Equipment to 40% in 1999 from 38% in 1998, primarily due to the reasons discussed in the results of operations for the third quarter.

      Selling, general, and administrative expenses as a percentage of revenues increased to 30% in the first nine months of 1999 from 29% in the first nine months of 1998, primarily due to decreased revenues at the Quality Assurance and Power Equipment segments.

      Research and development expenses increased to $22.7 million in the first nine months of 1999 from $19.5 million in the first nine months of 1998, primarily due to the reasons discussed in the results of operations for the third quarter.

      The Company recorded restructuring and other nonrecurring costs of $32.0 million in the first nine months of 1999 (Note 8). The Company recorded $30.1 million of restructuring costs, including $28.5 million to write off cost in excess of net assets of acquired companies, and $1.6 million to write off its investment in a subsidiary. These actions were associated with a plan to exit the Power Equipment businesses and the costs represent noncash charges. The Company also recorded $1.9 million of nonrecurring costs in the first nine months of 1999, including $1.8 million of cash costs incurred in connection with the Company's proposed reorganization (Note 7) and $0.1 million incurred as a result of an unfavorable resolution of a post-closing adjustment in connection with the sale of a business.

      Interest income decreased to $8.2 million in the first nine months of 1999 from $10.0 million in the first nine months of 1998, primarily due to lower average invested balances as a result of cash expended for the acquisition of the product-monitoring business in June 1998, the repurchase of securities of the Company and certain of its majority-owned subsidiaries, the repayment of short- and long-term obligations, and a decrease in interest rates. Interest expense increased to $4.7 million in the first nine months of 1999 from $4.1 million in the first nine months of 1998, primarily as a result of interest expense on borrowings used to partially finance the acquisitions of the product-monitoring businesses and Jaeger and, to a lesser extent, the Company's issuance of $15.9 million principal amount of 2.875% subordinated convertible debentures in exchange for $21.7 million principal amount of noninterest bearing subordinated convertible debentures in July 1998.

      The Company recorded income tax expense of $6.0 million in the first nine months of 1999 on a pretax loss, primarily due to the effect of certain nondeductible restructuring costs, as well as the write-off of a $1.4 million tax asset (Note 8). In 1999, the Company recorded an income tax credit of $1.8 million as discussed in the results of operations for the third quarter. The effective tax rate was 39% in the first nine months of 1998. This rate exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies.

      Minority interest expense decreased to $3.5 million in the first nine months of 1999 from $4.6 million in the first nine months of 1998, primarily due to losses incurred at Thermo Voltek and lower earnings at Thermedics Detection, offset in part by higher earnings at Thermo Cardiosystems.

      In the first nine months of 1998, the Company and a majority-owned subsidiary recorded a gain of $4.6 million, net of related income taxes of $3.1 million, on the repurchase and exchange of subordinated convertible debentures.

Liquidity and Capital Resources

      Consolidated working capital was $208.5 million at October 2, 1999, compared with $232.3 million at January 2, 1999. Cash, cash equivalents, and short- and long-term available-for-sale investments were $149.7 million at October 2, 1999, compared with $232.7 million at January 2, 1999. Of the $149.7 million balance at October 2, 1999, $135.5 million was held by the Company's majority-owned subsidiaries, and the remainder by the Company and its wholly owned subsidiaries. Also, at October 2, 1999, the Company had $70.5 million invested in an advance to affiliate. Of the $70.5 million balance at October 2, 1999, $68.0 million was advanced by the Company's majority-owned subsidiaries and the remainder by the Company and its wholly owned subsidiaries. Prior to the use of new cash management arrangements between the Company and Thermo Electron Corporation (Note 9), which became effective in 1999, such amounts were included in cash and cash equivalents.

      During the first nine months of 1999, $22.4 million of cash was provided by operating activities. Cash provided by the Company's operations was offset in part by $2.9 million of cash used to fund a decrease in other current liabilities, primarily accrued payroll and employee benefits and accrued interest, and $1.5 million of cash used to fund an increase in inventories, primarily in the Heart Assist Devices segment, due to higher production levels in response to an increase in demand.

      Excluding available-for-sale investments and advance to affiliate activity (Note 9), the Company's primary investing activity in the first nine months of 1999 was the acquisition of Erich Jaeger, GmbH (Note 5) for $28.4 million in cash, net of cash acquired, and the assumption of debt. In addition, the Company acquired, through a merger, all of the outstanding shares of Thermo Voltek that the Company did not previously own, other than the shares owned by Thermo Electron, for approximately $20.5 million in cash. The Company also expended $5.1 million for purchases of property, plant, and equipment during the first nine months of 1999. During the remainder of 1999, the Company expects to make capital expenditures of approximately $2.0 million.

      During the first nine months of 1999, the Company's financing activities provided cash of $17.6 million. The Company borrowed $30.5 million from a wholly owned subsidiary of Thermo Electron to finance the acquisition of Jaeger. Cash of $7.0 million was used to partially repay a short-term obligation to Thermo Electron. Cash of $5.1 million was used to repay subordinated convertible debentures of Thermo Voltek. Thermo Cardiosystems expended $0.9 million to repurchase its common stock pursuant to authorizations by its Board of Directors. Thermo Cardiosystems' Board of Directors has authorized the repurchase of up to an additional $25.0 million of its common stock through October 28, 2000.

      The wholly owned subsidiary of Thermo Electron has indicated its willingness to require payment of the Company's $30.5 million of short-term obligations only to the extent that the Company's cash flows permit. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.

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

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and non-information technology systems will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and non-information technology systems for year 2000 compliance, has largely been completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical non-information technology systems, which efforts included testing the year 2000 readiness of its manufacturing, utility, and telecommunications systems at its critical facilities. In phase two of its program, any material noncompliant information technology systems or non-information technology systems that were identified during phase one were prioritized and remediated. Based on its evaluation, the Company does not believe that any material upgrades to its critical non-information technology systems are required. The Company has substantially completed upgrading or replacing such noncompliant information technology systems. In many cases, such upgrades or replacements were made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements. The Company believes that all of its material information technology systems and critical non-information technology systems are currently year 2000 compliant.

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

      The Company developed and distributed questionnaires relating to year 2000 compliance to its significant suppliers and vendors. To date, no significant supplier or vendor has indicated that it believes its business operations will be materially disrupted by the year 2000 issue. The Company has substantially completed its assessment of third-party risk.

                        Year 2000 Compliance Status
   ----------------------------------------------------------------------

   Material Information
   Technology Systems and Facilities       Substantially completed

   Material Current Products               Substantially completed

   Evaluation of Third-party Risk          Substantially completed

Contingency Plan

      The Company has developed a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems. This plan includes identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products, and significant suppliers and vendors, it will modify and adjust its contingency plan as may be required.

Estimated Costs to Address the Company's Year 2000 Issues

      The Company had incurred expenses to third parties (external costs) related to year 2000 issues of approximately $1.6 million as of October 2, 1999, and the total external costs of year 2000 remediation are expected to be approximately $1.8 million. Year 2000 costs are funded from working capital. All internal costs and related external costs other than capital additions related to year 2000 remediation have been and will continue to be expensed as incurred. The Company does not track the internal costs incurred for its year 2000 compliance project. Such costs are principally the related payroll costs for its information systems group.

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

(b)   Reports on Form 8-K

      None.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 8th day of November 1999.

                                              THERMEDICS INC.


                                              /s/ Paul F. Kelleher
                                              Paul F. Kelleher
                                              Chief Accounting Officer



                                               /s/ Theo Melas-Kyriazi
                                               Theo Melas-Kyriazi
                                               Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit
--------------------------------------------------------------------------
   27          Financial Data Schedule.