Form 10-K
period 2000-01-01
THERMEDICS INC
filed 2000-03-23
CIK 721356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
             ----------------------------------------------------

                                 FORM 10-K

(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended January 1, 2000

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

     Title of each class         Name of each exchange on which registered
 Common Stock, $.10 par value              American Stock Exchange

            Securities registered pursuant to Section 12 (g) of the Act:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 28, 2000, was approximately $61,227,000.

As of January 28, 2000, the Registrant had 41,945,661 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10-K will be filed as part of an amendment to this Form 10-K no later than 120 days after January 1, 2000, and such information is incorporated by reference from such filing.

                                     PART I

Item 1.  Business

(a)   General Development of Business

      The continuing operations of Thermedics Inc. (the Company or the Registrant) operate in three reportable segments: Quality Assurance and Security Products, Precision Weighing and Inspection Equipment, and Respiratory Care Products.

      The Quality Assurance and Security Products segment consists of the Company's Thermedics Detection Inc. subsidiary, which develops, manufactures, and markets high-speed detection and measurement instruments used in a variety of on-line industrial process applications, security applications, and laboratory analyses.

      The Company's Precision Weighing and Inspection Equipment segment includes the Company's Thermo Sentron Inc. subsidiary, which develops, manufactures, and markets high-speed precision-weighing and inspection equipment for industrial production and packaging lines.

      The Respiratory Care Products segment consists of Erich Jaeger GmbH, which was acquired by the Company in July 1999. Jaeger, based in Germany, develops and manufactures equipment for lung-function, cardio respiratory, and sleep disorder diagnosis and monitoring.

      In addition, the Company develops and manufactures enteral nutrition-delivery systems and a line of medical-grade polymers used in medical disposables and in nonmedical, industrial applications, including safety glass and automotive coatings.

      In May 1999, the Company announced its intention to sell its Thermo Voltek Corp. subsidiary, which represents its former Power Electronics and Test Equipment segment. In January 2000, Thermo Electron Corporation announced a reorganization plan under which the Company intends to sell its Thermo Cardiosystems Inc. subsidiary, which represents its former Heart Assist and Blood Testing Devices segment. The Company expects to complete the sale of the Power Electronics and Test Equipment businesses in the first half of 2000 and expects to complete the sale of Thermo Cardiosystems during 2000. The results of these businesses have been presented as discontinued operations in the accompanying financial statements. Except where indicated, the information presented in this Form 10-K pertains to the Company's continuing operations.

      The Company was incorporated in 1983 under the laws of Massachusetts as a wholly owned subsidiary of Thermo Electron. Thermo Electron has announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company. Under this plan, the Company has made cash tender offers of $15.50 per share for Thermo Sentron and $8.00 per share for Thermedics Detection in order to bring its equity ownership in each of these companies, when combined with Thermo Electron's equity interest in each, to at least 90%. As of January 1, 2000, the Company owned approximately 74.2% of Thermo Sentron and 83.6% of Thermedics Detection, respectively, and Thermo Electron owned approximately 12.4% of Thermo Sentron and 5.3% of Thermedics Detection, respectively. If these tender offers are successful, each of these companies would then be taken private by the Company through a short-form merger at the same cash prices as the tender offers. Thermo Electron also intends to take the Company private. Thermo Electron has announced that it will conduct an exchange offer for any and all of the outstanding shares of Company common stock held by public shareholders. In the exchange offer, holders of Company common stock would receive shares of Thermo Electron common stock in exchange for each of their shares of the Company. On March 8, 2000, Thermo Electron announced the proposed exchange ratio of 0.45 shares of Thermo Electron common stock for each share of Company common stock. Thermo Electron will condition the exchange offer on receiving acceptances from holders of enough shares so that, when combined with its current share ownership, Thermo Electron's ownership reaches at least 90%. If Thermo Electron achieves this 90% ownership threshold, it would acquire all remaining outstanding shares of the Company through a short-form merger. In the short-form merger, minority shareholders who do not participate in the exchange offer would also receive shares of Thermo Electron common stock in exchange for their Company common stock at the same ratio. As of January 1,

2000, Thermo Electron owned 31,759,424 shares of the Company's common stock, representing 76% of such stock outstanding. The proposed transactions are subject to a number of conditions, as outlined in Note 16 to Consolidated Financial Statements in the Registrant's 1999* Annual Report to Shareholders, which information is incorporated herein by reference.

      Thermo Electron develops, manufactures, and sells measurement and detection instruments used in virtually every industry to monitor, collect, and analyze data that provide knowledge for the user. For example, Thermo Electron's powerful analysis technologies help researchers sift through data to make the discoveries that will fight disease or prolong life; allow manufacturers to fabricate ever-smaller components required to increase the speed and quality of communications; or monitor and control industrial processes on-line to ensure that critical quality standards are met efficiently and safely.

      During 1999, Thermo Electron purchased 919,700 shares of the Company's common stock in the open market for $5.9 million. Additionally, during 1999, Thermo Electron purchased in the open market 147,500 shares of common stock of Thermedics Detection for $1.3 million and 41,700 shares of common stock of Thermo Sentron for $0.4 million.

Forward-looking Statements

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's 1999 Annual Report to Shareholders, which statements are incorporated herein by reference.

(b)   Financial Information About Segments

      Financial information concerning the Company's segments is summarized in
Note 12 to Consolidated Financial Statements in the Registrant's 1999 Annual Report to Shareholders, which information is incorporated herein by reference.

(c)   Description of Business

      (i)           Principal Products and Services

Quality Assurance and Security Products

Detection Instruments

      Thermedics Detection supplies high-speed detection and measurement systems to examine a variety of products and substances either on-line or in a laboratory to ensure their quality. The ALEXUS(R) systems detect trace amounts of constituents that would affect product quality in refillable plastic containers of soft drinks, water, and other beverages. The InScan(R) high-speed X-ray imaging system uses high-speed X-ray imaging technology to determine accurate fill volume, net volume, proper contents, and package integrity of containers for the beverage, food, and other industries. Through its Moisture Systems division, Thermedics Detection designs, manufactures, and markets
--------------------
* References to 1999, 1998, and 1997 herein are for the fiscal years ended January 1, 2000, January 2, 1999, and January 3, 1998, respectively.

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

      Thermedics Detection's high-speed gas chromatograph, called Flash-GC(TM), provides information on the composition of a wide range of substances, such as pharmaceuticals, food, and water, at speeds 20 to 50 times faster than conventional gas chromatography, while its EZ-Flash(TM) system is an upgrade kit that can be added to virtually any conventional gas chromatograph to conduct chemical analyses up to 30 times faster.

      Also through Thermedics Detection, the Company produces security instruments that use trace particle- and vapor-detection techniques for forensics and search and screening applications under the direction of police, border police, transportation authorities, and carriers. Thermedics Detection's principal security instrument is the EGIS(R) system, a highly sensitive particle- and vapor-detection system for screening baggage, packages, freight, and electronic equipment, such as personal computers, for the presence of a wide range of explosives, including plastic explosives that have proven difficult to detect using conventional methods. Currently, more than 275 EGIS units are deployed at airports, border crossings, and other checkpoints. In addition, EGIS units have been used in highly visible forensic investigations, including the crash of TWA Flight 800, as well as the bombings in Oklahoma City, at New York's World Trade Center, and at locations in Israel, Buenos Aries, and the United Kingdom. In 1998, Thermedics Detection introduced a new line of benchtop explosives-detection systems based on its EGIS technology. This family of products includes the EGIS II, the more sensitive EGIS III, and the EGIS IV, Thermedics Detection's most sensitive explosives detector to date. Thermedics Detection also has developed SecurScan(TM), a walk-through explosives detector.

      During 1999, 1998, and 1997, the Company derived revenues of $26.4 million, $40.3 million, and $51.3 million, respectively, from its detection instruments.

Laboratory Products

      Through its Orion subsidiary, Thermedics Detection manufactures a wide range of electrochemistry products that determine the quality of many substances by measuring their pH, specific ion concentration, dissolved oxygen, and conductivity. Orion's products are used in the food, beverage, pharmaceutical, chemical, environmental analysis, drinking water, wastewater treatment, agricultural, biomedical research, and many other industries. Pure water monitors, also marketed under the Orion name, use ion-selective technology to evaluate water quality in the power, semiconductor, petrochemical, and paper industries. Other products include microweighing equipment and titration systems.

      During 1999, 1998, and 1997, the Company derived revenues of $47.2 million, $51.3 million, and $53.1 million, respectively, from its laboratory products.

Precision Weighing and Inspection Equipment

      Thermo Sentron serves two principal markets: packaged goods and bulk materials. Thermo Sentron's products for the packaged-goods market include a broad line of checkweighing equipment and metal detectors that can be integrated at various points in production lines for process control and quality assurance. Thermo Sentron also produces hot foil and thermal printers and X-ray inspection equipment. Thermo Sentron's packaged-goods customers include companies in the food-processing, pharmaceutical, mail-order, and other diverse industries. Products in Thermo Sentron's bulk-materials line include conveyor-belt scales, solid level-measurement and conveyor-monitoring systems, sampling systems, and small-capacity feeders. These products are sold primarily to customers in the mining and material-processing industries, as well as electric utilities and chemical and other manufacturing companies. In June 1998, Thermo Sentron acquired the three businesses that constituted the product-monitoring group of Graseby

Limited (the product-monitoring businesses), a subsidiary of Smiths Industries plc. The product-monitoring businesses design, manufacture, and distribute specialized packaged-goods equipment, including checkweighers and metal detectors, for the food and pharmaceutical industries.

Respiratory Care Products

      Jaeger develops and manufactures state-of-the-art diagnostic and monitoring tools for specialized use in pulmonology, as well as cardiology, sleep, and neurology. Jaeger is a worldwide leader in the pulmonary diagnostic market and offers a full line of PC-based diagnostic products to perform fully automated testing of spirometry, lung volume, lung diffusing capacity, and airways resistance in both adults and children. These products are used at hospitals, clinics, and private medical practices. In addition, Jaeger offers pulmonary function labs - sophisticated, hospital-based systems that are used to measure complete lung function. Jaeger's cardiorespiratory diagnostic systems, which include treadmills and electrocardiograph systems, help measure a patient's metabolic function to assist in the diagnosis of cardiopulmonary disease and aid in the rehabilitation of patients who are suffering from heart or lung disease. Jaeger's electrophysiology products are used in hospitals and physicians offices to monitor and diagnose neurological function. Jaeger's sleep diagnostic and monitoring equipment is typically used in sleep labs. Sleep disorders include sleep apnea, insomnia, parasomnia, and narcolepsy. Jaeger has also introduced a product for the growing home-based testing market. In addition, Jaeger has expanded the use of computer technology as part of a patient's disease management process. Jaeger is building on its current product software platform, LAB, which offers physicians, throughout all levels of care, the tools necessary to decrease the time it takes to perform tests and provide therapy.

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

      The Company's CORPAK MedSystems subsidiary designs, manufactures, and markets enteral feeding systems that introduce special nutritional solutions into the stomach or the small intestine through tubes entering the nose or stomach. Enteral therapy is used for patients who are unable to feed themselves but who do not require parenteral (intravenous) feeding. CORPAK's products include bags for nutritional fluids, delivery pumps, associated pump sets that hook up to the pumps, and feeding tubes. In addition, CORPAK markets catheters for peritoneal dialysis.

Discontinued Operations

      The Company's discontinued operations consist of the Company's former Power Electronics and Test Equipment and Heart Assist and Blood Testing Devices segments. The Power Electronics and Test Equipment segment, through Thermo Voltek, designs, manufactures, and markets a range of products related to power amplification, conversion, and quality and electronics-test instruments.

      The Heart Assist and Blood Testing Devices segment consists of Thermo Cardiosystems, which has developed two implantable left ventricular-assist systems (LVAS): a pneumatic, or air-driven, system and an electric version. Thermo Cardiosystems' International Technidyne Corporation subsidiary is a leading manufacturer of near-patient, whole-blood coagulation testing equipment and related disposables and also manufactures premium-quality, single-use skin-incision devices.

      (ii) and (xi) New Products; Research and Development

      The Company maintains a research and development capability to support its existing products and to develop new products. A number of programs are underway, funded by the Company solely or jointly with an outside source. These programs include development of new products, quality assurance and security instruments; and respiratory, diagnostic, and monitoring instruments. The Company also develops new grades of polymers to meet specific customer requirements for industrial and medical applications.

      During 1999, 1998, and 1997, the Company expended $14.3 million, $12.9 million, and $12.0 million, respectively, on internally sponsored research and development programs, and $1.8 million, $2.3 million, and $1.1 million, respectively, on research and development programs sponsored by others. As of January 1, 2000, 165 professional employees were engaged full-time in research and development activities.

      (iii)         Raw Materials

      Continuing Operations

      Supplies purchased by the Company are available from a number of different suppliers or from alternative sources that could be developed without a material adverse effect on the Company's business. To date, the Company has experienced no difficulties in obtaining these materials.

      Discontinued Operations

      Certain raw materials used in the manufacture of Thermo Cardiosystems' LVAS are available from only one or two suppliers. Thermo Cardiosystems is making efforts to minimize the risks associated with sole sources and ensure long-term availability, including qualifying alternative materials and components or developing alternative sources for materials and components supplied by a single source. Although Thermo Cardiosystems believes that it has adequate supplies of materials and components to meet demand for the LVAS for the foreseeable future, no assurance can be given that Thermo Cardiosystems will not experience shortages of certain materials or components in the future that could delay shipments of the LVAS.

      The cost to Thermo Cardiosystems to evaluate and test alternative materials and components and the time necessary to obtain FDA approval for these materials and components are inherently difficult to determine because both time and cost are dependent on at least two factors: the similarity of alternative materials or components to the original materials or components, and the amount of third-party testing that may have already been completed on alternative materials or components. There can be no assurance that the substitution of alternative materials or components will not cause delays in Thermo Cardiosystems' LVAS development program or adversely affect Thermo Cardiosystems' ability to manufacture and ship LVAS to meet demand.

      (iv)          Patents, Licenses, and Trademarks

      Continuing Operations

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

      The Company has certain licenses to the technology resulting from its customer-sponsored development of the ALEXUS system. The Company's patents and agreements have varying lives ranging from one year to approximately 20 years, and the Company does not believe that the expiration or termination of any one of these patents or agreements would materially affect the Company's business.

      Discontinued Operations

      Thermo Cardiosystems has received correspondence from a third party alleging that the textured surface of the LVAS housing infringes certain patent rights of such third party. In general, an owner of intellectual property can prevent others from using such property without a license and is entitled to damages for unauthorized usage. Thermo Cardiosystems has investigated the bases of the allegation and, based on the opinion of its counsel and the Company's assessment of the proceedings in the United States Patent and Trademark Office to date, it believes that if it were sued on these bases, it would have meritorious defenses. Given the inherent uncertainties in dispute resolution, however, if Thermo Cardiosystems were sued and the outcome were unfavorable, Thermo Cardiosystems' results of operations or financial condition could be materially adversely affected in amounts Thermo Cardiosystems cannot reasonably estimate.

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

      (vii)         Dependency on a Single Customer

      No single customer accounted for more than 10% of the Company's total revenues in any of the past three years.

      (viii)        Backlog

      The Company's backlog of firm orders was as follows:

(In thousands)                                                                              1999     1998
---------------------------------------------------------------------------------------- -------  -------

Quality Assurance and Security Products                                                  $ 4,601  $ 6,065
Precision Weighing and Inspection Equipment                                               10,505   14,683
Respiratory Care Products                                                                  5,192        -
Other                                                                                      1,776    1,843
                                                                                         -------  -------

                                                                                         $22,074  $22,591
                                                                                         =======  =======
      Certain of these orders are cancelable by the customer upon payment of a cancellation charge. The Company anticipates that substantially all of the backlog at January 1, 2000, will be shipped or completed during the next twelve months. The decrease in backlog from existing businesses primarily resulted from a decrease in demand at the Company's Quality Assurance and Security Products
and Precision Weighing and Inspection Equipment segments.

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

      In the security instrument market, the Company competes with a small number of companies, including other makers of chemical trace detection instruments, and, to a lesser degree, makers of enhanced X-ray detectors.
Competition in this market is based primarily on performance, including speed, accuracy, and the range of explosives that can be detected; ease of use;
service; and price. The Company's principal competitor in the trace detection market is Barringer Technologies Inc., a Canadian firm that has placed several trace detectors in airports.

      In the laboratory products market, the Company competes with several international companies. The Company competes on the basis of performance, service, technology, and price. Competitors include Corning, Fisher Scientific, Mettler-Toledo AG, and Beckman Coulter.

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

Respiratory Care Products

      The Company is a leading supplier of respiratory-care and other products.
Numerous companies compete in this market worldwide. In the market for lung function diagnostic products, Jaeger competes with Medical Graphics, Collins/Ferraris, and CosMed, among others. The cardiorespiratory diagnostic products compete with products offered by companies such as Dantec/Medtronic, Medelec, and Nihon Kohden. In the sleep diagnostic market, Jaeger competes with Respironcs, ResMed, and NPB, among others. Competition in all of these markets is based primarily upon product features, reliability, services, product reputation, and price.

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

      (xiii)        Number of Employees

      As of January 1, 2000, the Company's continuing operations employed 1,613 people and its discontinued operations employed 687 people.

(d)   Financial Information About Geographic Areas

      Financial information about geographic areas is summarized in Note 12 to Consolidated Financial Statements in the Registrant's 1999 Annual Report to
Shareholders, which information is incorporated herein by reference.

(e)   Executive Officers of the Registrant

        Name                Age   Present Title (Fiscal Year First Became Executive Officer)
        ------------------  ---   ---------------------------------------------------------

        John T. Keiser      64    President and Chief Executive Officer (1998)
        Victor L. Poirier   58    Senior Vice President (1983)
        Theo Melas-Kyriazi  40    Chief Financial Officer (1998)
        Paul F. Kelleher    57    Chief Accounting Officer (1985)


      Each executive officer serves until his successor is chosen or appointed and qualified, or until earlier resignation, death, or removal. All executive officers, except Messrs. Keiser and Melas-Kyriazi, have held comparable positions for at least five years, either with the Company or with its parent company, Thermo Electron. Mr. Melas-Kyriazi was appointed Chief Financial
Officer of the Company and Thermo Electron on January 1, 1999. He joined Thermo
Electron in 1986 as Assistant Treasurer, and became Treasurer in 1988. In 1994, he was named President and Chief Executive Officer of Thermo Spectra
Corporation, a public subsidiary of Thermo Instrument. In 1998, he became Vice
President of Corporate Strategy for Thermo Electron. He remains a Vice President of Thermo Electron. Mr. Keiser was appointed Senior Vice President of the
Company in 1994. At the same time, he was named President of Thermo Biomedical, a newly created subsidiary of Thermo Electron. He was named President and Chief
Executive Officer of the Company in March and December 1998, respectively. Mr.
Keiser was appointed Chief Operating Officer, Biomedical and Advanced
Technology, of Thermo Electron in September 1998 and his title was changed to Chief Operating Officer, Biomedical, in March 1999. From 1985 until 1994, he was
President of the Eberline Instrument division of Thermo Instrument Systems Inc., a majority-owned public subsidiary of Thermo Electron. Messrs. Keiser, Melas-Kyriazi, and Kelleher are full-time employees of Thermo Electron, and Mr.
Poirier is a full-time employee of Thermo Cardiosystems, but they devote such time to the affairs of the Company as the Company's needs reasonably require.

Item 2.  Properties

      The Company believes that its facilities are in good condition and are adequate to meet its current needs and that other suitable space is readily available if any leases are not extended. The location and general character of the Company's properties by industry segment as of January 1, 2000, are as follows:

Quality Assurance and Security Products

      The Quality Assurance and Security Products segment operates from two principal facilities: an 111,000-square foot office, research and development, and manufacturing facility in Massachusetts occupied under a lease expiring in 2006, subject to one five-year renewal option at the election of the Company;
and a 115,000-square foot office and manufacturing facility in Massachusetts, occupied under a lease expiring in 2006. The Company also leases approximately
9,000 square feet in Enschede, Holland, occupied under a lease expiring in 2001.
In addition, the Company leases approximately 33,200 square feet of office space throughout the world for its sales and service operations, and owns approximately 14,300 square feet of manufacturing, office, and storage facilities in Scotland.

Precision Weighing and Inspection Equipment

      The Precision Weighing and Inspection Equipment segment leases approximately 314,300 square feet of office, engineering, and manufacturing space principally in Minnesota, the United Kingdom, Australia, and Germany under leases expiring at various dates through 2068.

Respiratory Care Products

      The Respiratory Care Products segment leases approximately 124,900 square feet of office, engineering, and manufacturing space, principally in Germany, under leases expiring at various dates through 2004.

Other

      The Company also leases approximately 131,000 square feet of office, engineering, laboratory, and manufacturing space in Massachusetts and Illinois, under leases expiring at various dates through 2004.

Discontinued Operations

      The Company's discontinued operations own approximately 62,000 square feet of office, engineering, laboratory, and manufacturing space in New Jersey and lease approximately 185,000 square feet of office, engineering, laboratory, and manufacturing space in Massachusetts, New Jersey, Washington, California, and the United Kingdom.

Item 3.  Legal Proceedings

      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

      Not applicable.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      Information concerning the market and market price for the Registrant's
Common Stock, $.10 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the
Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.  Selected Financial Data

      The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the
Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information required under this item is included under the heading
"Management's Discussion and Analysis of Financial Condition and Results of
Operations" in the Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The information required under this item is included under the heading
"Management's Discussion and Analysis of Financial Condition and Results of
Operations" in the Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

      The Registrant's Consolidated Financial Statements as of January 1, 2000, and Supplementary Data are included in the Registrant's 1999 Annual Report to Shareholders and are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Public Accountants on Accounting and
         Financial Disclosure

      Not applicable.

                                    PART III

      The information required under Items 10, 11, 12, and 13 of Form 10-K will be filed as part of an amendment to this Form 10-K no later than 120 days after January 1, 2000, the end of the Registrant's fiscal year covered by this Form
10-K.


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

       List of Financial Statements and Schedules Referenced in this Item 14

       Information incorporated by reference from Exhibit 13 filed herewith:

          Consolidated Statement of Operations
          Consolidated Balance Sheet
          Consolidated Statement of Cash Flows
          Consolidated Statement of Comprehensive Income and Shareholders'
               Investment
          Notes to Consolidated Financial Statements
          Report of Independent Public Accountants

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

Date:  March 23, 2000                  THERMEDICS INC.


                                       By: /s/ John T. Keiser
                                           John T. Keiser
                                           President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 23, 2000.

Signature                              Title


By:  /s/ John T. Keiser                President, Chief Executive Officer, and Director
     John T. Keiser

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

By:  /s/ John W. Wood Jr.              Chairman of the Board and Director
     John W. Wood Jr.

By:  /s/ Nicholas T. Zervas            Director
     Nicholas T. Zervas




                    Report of Independent Public Accountants

To the Shareholders and Board of Directors of Thermedics Inc.:

      We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermedics Inc.'s Annual
Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 10, 2000 (except with respect to the matters discussed in Note 16, as to which the date is March 8, 2000). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 12 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                      Arthur Andersen LLP



Boston, Massachusetts
February 10, 2000

SCHEDULE II

                                 THERMEDICS INC.
                        Valuation and Qualifying Accounts
                                 (In thousands)

                                                      Provision      Accounts                     Balance
                                      Balance at     Charged to       Written                      at End
                                       Beginning        Expense           Off                     of Year
Description                              of Year                                  Other (a)
-------------------------------       ----------     ----------      --------     ---------       -------

Allowance for Doubtful Accounts

Year Ended January 1, 2000                $2,850        $ 1,795        $  (511)      $  775       $ 4,909

Year Ended January 2, 1999                $2,574        $   610        $(1,267)      $  933       $ 2,850

Year Ended January 3, 1998                $3,580        $   369        $(1,257)      $ (118)      $ 2,574


                                                         Amount                                   Balance
                                      Balance at    Capitalized                                    at End
                                       Beginning     as Cost of                                   of Year
Description                              of Year    Acquisition  Expenditures     Other (d)
--------------------------------      ----------    -----------  ------------     ---------       -------

Accrued Acquisition Reserves (b)

Year Ended January 1, 2000 (c)           $   965       $  5,137       $(1,140)      $  (623)      $ 4,339

Year Ended January 2, 1999               $   259       $  1,309       $  (592)      $   (11)      $   965

Year Ended January 3, 1998               $   896       $    299       $  (832)      $  (104)      $   259

(a) Includes allowance of businesses acquired during the year as described in
    Note 3 to Consolidated Financial Statements in the Registrant's 1999 Annual
    Report to Shareholders and the effect of foreign currency translation.
(b) The nature of the activity in this account is described in Note 3 to Consolidated Financial Statements in the Registrant's 1999 Annual Report to
    Shareholders.
(c) Includes reserves established related to an acquisition completed in 1998.
(d) Represents reversal of accrued acquisition expenses and corresponding reduction of cost in excess of net assets of acquired companies resulting from finalization of restructuring plans and the effect of foreign currency translation.


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

 3.3           Articles of Amendment to Articles of Organization of the Registrant (filed as Exhibit 3(i) to the Registrant's Quarterly Report on Form 10-Q
               for the fiscal quarter ended June 29, 1996 [File No. 1-9567] and incorporated herein by reference).

 3.4           Amended and Restated By-laws of the Registrant (filed as Exhibit
               10.14 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1999 [File No. 1-9567] and incorporated herein by reference).


Exhibit
Number         Description of Exhibit

 4.1           Fiscal Agency Agreement dated January 5, 1994, among Thermo Cardiosystems, Thermo
               Electron, and Chemical Bank (filed as Exhibit 4.11 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-10114] and incorporated herein by reference).

 4.2           Reserved.

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

10.12          Reserved.

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


Exhibit
Number         Description of Exhibit

10.19          Amended and Restated Nonqualified Stock Option Plan of the
               Registrant (filed as Exhibit 10.6 to the Registrant's Quarterly
               Report on Form 10-Q for the fiscal quarter ended July 3, 1999
               [File No. 1-9567] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Registrant's Incentive Stock Option Plan is 1,931,923 shares, after adjustment to reflect share increases approved in 1986 and 1992, 5-for-4 stock split effected in January 1985, 4-for-3 stock split effected in September 1985, and 3-for-2 stock splits effected in October 1986 and November 1993.)

10.20          Amended and Restated Equity Incentive Plan of the Registrant
               (filed as Exhibit 10.7 to the Registrant's Quarterly Report on
               Form 10-Q for the fiscal quarter ended July 3, 1999 [File No.
               1-9567] and incorporated herein by reference). (Maximum number of shares issuable is 1,500,000 shares, after adjustment to reflect
               3-for-2 stock split effected in November 1993.)

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

10.21          Amended and Restated Directors Stock Option Plan of the
               Registrant (filed as Exhibit 10.8 to the Registrant's Quarterly
               Report on Form 10-Q for the fiscal quarter ended July 3, 1999
               [File No. 1-9567] and incorporated herein by reference).

10.22          Amended and Restated Deferred Compensation Plan for Directors of the Registrant (filed as
               Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1999 [File No. 1-9567] and incorporated herein by reference).

10.23          Amended and Restated Thermedics Inc. - Thermo Cardiosystems Inc. Nonqualified Stock
               Option Plan (filed as Exhibit 10.10  to the Registrant's Quarterly Report on Form 10-Q
               for the fiscal quarter ended July 3, 1999 [File No. 1-9567] and incorporated herein by reference).

10.24          Amended and Restated Thermedics Inc. - Thermedics Detection Inc. Nonqualified Stock
               Option Plan (filed as Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for
               the fiscal quarter ended July 3, 1999 [File No. 1-9567] and incorporated herein by reference).

10.25          Amended and Restated Thermedics Inc. - Thermo Sentron Inc. Nonqualified Stock Option Plan
               (filed as Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1999 [File No. 1-9567] and incorporated herein by reference).

10.26          Amended and Restated Thermedics Inc. - Thermo Voltek Corp. Nonqualified Stock Option Plan
               (filed as Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1999 [File No. 1-9567] and incorporated herein by reference).

10.27          Restated Stock Holdings Assistance Plan and Form of Promissory Note (filed as Exhibit
               10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3,
               1998 [File No. 1-9567] and incorporated herein by reference).


Exhibit
Number         Description of Exhibit

10.28          Reserved.

10.29          Master Cash Management, Guarantee Reimbursement, and Loan
               Agreement dated as of June 1, 1999, between the Registrant and Thermo Electron Corporation (filed as Exhibit 10.1 to the
               Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1999 [File No. 1-9567] and incorporated herein by reference).

10.30          Master Cash Management, Guarantee Reimbursement, and Loan
               Agreement dated as of June 1, 1999, between Thermo Cardiosystems
               Inc. and Thermo Electron Corporation (filed as Exhibit 10.1 to
               Thermo Cardiosystems Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-10114] and incorporated herein by reference).

10.31          Master Cash Management, Guarantee Reimbursement, and Loan
               Agreement dated as of June 1, 1999, between Thermedics Detection
               Inc. and Thermo Electron Corporation (filed as Exhibit 10.1 to
               Thermedics Detection Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-12745] and incorporated herein by reference).

10.32          Master Cash Management, Guarantee Reimbursement, and Loan
               Agreement dated as of June 1, 1999, between Thermo Sentron Inc.
               and Thermo Electron Corporation (filed as Exhibit 10.1 to Thermo
               Sentron Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-14254] and incorporated herein by reference).

10.33          Amended and Restated $13,000,000 Promissory Note dated as of June 30, 1999, issued by
               Thermo Sentron Inc. to Thermo Electron Corporation (filed as Exhibit 10.2 to Thermo
               Sentron Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No.
               1-14254] and incorporated herein by reference).

  13           Annual Report to Shareholders for the year ended January 1, 2000
               (only those portions incorporated herein by reference).

  21           Subsidiaries of the Registrant.

  23           Consent of Arthur Andersen LLP.

27.1           Financial Data Schedule for the year ended January 1, 2000
               (restated for discontinued operations).

27.2           Financial Data Schedule for the year ended January 2, 1999
               (restated for discontinued operations).

27.3           Financial Data Schedule for the year ended January 3, 1998
               (restated for discontinued operations).