Form 10-K/A
period 2000-01-01
THERMEDICS INC
filed 2000-05-01
CIK 721356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
               ---------------------------------------------------

                         AMENDMENT NO. 1 ON FORM 10-K/A
                                  TO FORM 10-K

(mark one)


  X     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
-----   Act of 1934

----- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                          Commission file number 1-9567

                                 THERMEDICS INC.
            (Exact name of Registrant as specified in its character)

Delaware                                                              04-2788806
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

470 Wildwood Street
Post Office Box 2999
Woburn, MA                                                            01888-1799
(Address of principal executive offices)                              (zip code)

       Registrant's telephone number, including area code: (781) 622-1000

           Securities registered pursuant to Section 12(b)of the Act:

                                                           Name of each exchange
Title of each class                                          on which registered
-------------------                                        ---------------------
Common Stock, $.10 par value                             American Stock Exchange

           Securities registered pursuant to section 12(g)of the Act:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for
at least the past 90 days.  X   No    .
                           ----   ----

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

As of January 28, 2000, the Registrant had 41,945,661 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended January 1, 2000, are incorporated by reference into Parts I and II.

Items 10, 11, 12 and 13 of Part III of the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 2000 are hereby amended and restated in their entirety as follows:

                                    Part III

Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         Set forth below are the names of the directors, their ages, their offices in the Corporation, if any, their principal occupation or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold directorships. Information regarding their beneficial ownership of the Corporation's Common Stock and the common stock of its subsidiaries and its parent company, Thermo Electron Corporation ("Thermo Electron"), a provider of products and services in measurement instrumentation, medical devices, power generation and resource recovery is reported in Item 12 - "Security Ownership of Certain Beneficial Owners and Management."

--------------------------------------------------------------------------------
T. Anthony Brooks       Mr. Brooks,  60, has been a director of Thermedics since
                        September  1998. Mr. Brooks was a managing  director and
                        member of the  operating  committee  of Lehman  Brothers
                        Inc. from 1991 until his  retirement  in 1997.  While at
                        Lehman  Brothers  Inc.,  Mr.  Brooks was the head of the
                        European    equity   division   from   1995   to   1996.
--------------------------------------------------------------------------------
Peter O. Crisp          Mr. Crisp,  67, has been a director of Thermedics  since
                        1983.  Mr.  Crisp  was  a  general  partner  of  Venrock
                        Associates,   for  more  than  five   years   until  his
                        retirement   in   September   1997.   He  has  been  the
                        vice-chairman of Rockefeller  Financial  Services,  Inc.
                        since  December  1997.  Mr.  Crisp is also a director of
                        American Superconductor Corporation,  Evans & Sutherland
                        Computer   Corporation,   Thermo  Electron  Corporation,
                        ThermoTrex   Corporation   and   United   States   Trust
                        Corporation.
--------------------------------------------------------------------------------
Paul F. Ferrari         Mr. Ferrari, 69, has been a director of Thermedics since
                        1991.  Mr.  Ferrari  was  a  vice  president  of  Thermo
                        Electron  from 1988 until his  retirement  at the end of
                        1990. Mr. Ferrari is also a director of General Scanning
                        Inc. and ThermoTrex Corporation.
--------------------------------------------------------------------------------
John T.  Keiser         Mr. Keiser,  64, has been a director of Thermedics since
                        April  1997.   He  has  been  the  president  and  chief
                        executive  officer of  Thermedics  since  March 1998 and
                        December 1998, respectively. From 1994 until March 1998,
                        Mr.  Keiser was a senior vice  president of  Thermedics.
                        Mr.  Keiser  has  been  the  chief  operating   officer,
                        biomedical, of Thermo Electron since September 1998, and
                        a vice president from April 1997 until his promotion. He
                        has also been the president of Thermo  Electron's wholly
                        owned  biomedical   group,  a  manufacturer  of  medical
                        equipment and  instruments,  since 1994. Mr. Keiser is a
                        director   of  Metrika   Systems   Corporation,   Thermo
                        Cardiosystems Inc., ThermoLase  Corporation,  ThermoTrex
                        Corporation and Trex Medical Corporation.
--------------------------------------------------------------------------------
John W. Wood Jr.        Mr. Wood,  56, has been a director of  Thermedics  since
                        1984 and  chairman of the board  since  March 1998.  Mr.
                        Wood  was  president  and  chief  executive  officer  of
                        Thermedics  from 1984 to March 1998. Mr. Wood has been a
                        senior vice president of Thermo  Electron since December
                        1995, and was a vice  president of Thermo  Electron from
                        September 1994 to December 1995.
--------------------------------------------------------------------------------
Nicholas T. Zervas      Dr. Zervas,  70, has been a director of Thermedics since
                        1987.  Dr.  Zervas was Chief of  Neurosurgical  Service,
                        Massachusetts  General  Hospital,  from 1977 until 2000.
                        Dr.  Zervas is also a director  of Thermo  Cardiosystems
                        Inc., ThermoLase Corporation and ThermoTrex Corporation.
--------------------------------------------------------------------------------

COMMITTEES OF THE BOARD OF DIRECTORS AND MEETINGS

         The board of directors has established an audit committee and a human resources committee, each consisting solely of directors who are not employees of the Corporation, of Thermo Electron or of any other companies affiliated with Thermo Electron ("outside directors"). The present members of the audit committee are Mr. Ferrari (Chairman), Mr. Crisp and Dr. Zervas. The audit committee reviews the scope of the audit with the Corporation's independent public accountants and meets with them for the purpose of reviewing the results of the audit subsequent to its completion. The present members of the human resources committee are Mr. Crisp (Chairman) and Dr. Zervas. The human resources committee reviews the performance of senior members of management, approves executive compensation and administers the Corporation's stock option and other stock-based compensation plans. The Corporation does not have a nominating committee of the board of directors. The board of directors met five times, the audit committee met twice and the human resources committee met three times during fiscal 1999. Each director attended at least 75% of all meetings of the board of directors and committees on which he served that were held during fiscal 1999, except Mr. Ferrari who attended 71% of all meetings of the board of directors and committees on which he served that were held during fiscal 1999.

         In 1998, the board of directors established a special committee (the "Special Committee") consisting solely of outside directors for the purpose of evaluating the merits and negotiating the terms of the proposed transactions with Thermo Electron pursuant to which the Company would be taken private, considering such alternatives as the Special Committee deems appropriate and making a recommendation to the full board of directors on whether or not to approve any such proposed transaction. In January 2000, Thermo Electron determined not to proceed with this proposed transaction, but instead decided to proceed with an exchange offer and merger. See Item 13 - "Certain Relationships and Related Transactions." As a result, the duties of the Special Committee were modified to review the terms of the proposed exchange offer and merger and either recommend, reject or take no position with respect to the proposed exchange offer and merger. The members of the Special Committee are Mr. Brooks and Dr. Zervas.

COMPENSATION OF DIRECTORS

         CASH COMPENSATION

         Outside directors receive an annual retainer of $4,000 and a fee of $1,000 per meeting for attending regular meetings of the board of directors and $500 per meeting for participating in meetings of the board of directors held by means of conference telephone and for participating in certain meetings of committees of the board of directors. Payment of directors' fees is made quarterly. Mr. Keiser and Mr. Wood are both employees of Thermo Electron or its subsidiaries and do not receive any cash compensation from the Corporation for their services as directors. Directors are also reimbursed for out-of-pocket expenses incurred in attending such meetings.

         In addition, the members of the Special Committee receive a quarterly fee of $15,000 and a fee of $1,000 per day for attending regular meetings of the Special Committee and $500 per day for participating in meetings of the Special Committee held by means of conference telephone.

         DEFERRED COMPENSATION PLAN

         Under the Corporation's deferred compensation plan for directors (the "Deferred Compensation Plan"), a director has the right to defer receipt of his cash fees until he ceases to serve as a director, dies or retires from his principal occupation. In the event of a change of control or proposed change of control of the Corporation that is not approved by the board of directors, deferred amounts become payable immediately. Any of the following are deemed to be a change of control: (i) the acquisition by any person of 40% or more of the outstanding common stock or voting securities of Thermo Electron; (ii) the failure of the Thermo Electron board of directors to include a majority of directors who are "continuing directors", which term is defined to include directors who were members of Thermo Electron's board on July 1, 1999 or who subsequent to that date were nominated or elected by a majority of directors who were "continuing directors" at the time of such nomination or election; (iii) the consummation of a merger, consolidation, reorganization, recapitalization or statutory share exchange involving Thermo Electron or the sale or other disposition of all or substantially all of the assets of Thermo Electron unless immediately after such transaction (a) all holders of Thermo Electron common stock immediately prior to such transaction own more than 60% of the outstanding voting securities of the resulting or acquiring corporation in substantially the same proportions as their ownership immediately prior to such transaction and
(b) no person after the transaction owns 40% or more of the outstanding voting securities of the resulting or acquiring corporation; or (iv) approval by stockholders of a complete liquidation or dissolution of Thermo Electron. Amounts deferred pursuant to the Deferred Compensation Plan are valued at the end of each quarter as units of Common Stock. When payable, amounts deferred may be disbursed solely in shares of Common Stock accumulated under the Deferred Compensation Plan. As of January 1, 2000 a total of 30,000 shares of Common Stock has been reserved for issuance under the Deferred Compensation Plan and deferred units equal to 25,238 shares of Common Stock were accumulated under the Deferred Compensation Plan.

         DIRECTORS STOCK OPTION PLAN

         The Corporation's directors stock option plan (the "Directors Plan") provides for the grant of stock options to purchase shares of Common Stock and the common stock of its majority-owned subsidiaries to outside directors as additional compensation for their service as directors. Under the Directors Plan, outside directors receive an annual grant of options to purchase 1,000 shares of Common Stock at the close of business on the date of each Annual Meeting of the Stockholders of the Corporation. Options evidencing annual grants are immediately exercisable at any time from and after the grant date of the option and generally on the third anniversary of the grant date.

         The exercise price for options granted under the Directors Plan is the average of the closing prices of the common stock as reported on the American Stock Exchange (or other principal market on which the common stock is then traded) for the five trading days immediately preceding and including the date of grant, or, if the shares are not then traded, at the last price per share paid by third parties in an arms-length transaction prior to the option grant. As of January 31, 2000, options to purchase 20,800 shares of Common Stock were outstanding under the Directors Plan, options to purchase 36,700 shares of Common Stock had been granted, options to purchase 12,600 shares of Common Stock had lapsed, options to purchase 3,300 shares of Common Stock had been exercised, and options to purchase 13,400 shares of Common Stock were available for future grant.

STOCK OWNERSHIP POLICY FOR DIRECTORS

         The human resources committee of the board of directors (the "Committee") has established a stock holding policy for directors. The stock holding policy requires each director to hold a minimum of 1,000 shares of Common Stock. Directors are requested to achieve this ownership level within a three-year period. The chief executive officer of the Corporation is required to comply with a separate stock holding policy established by the Committee, which is described below.

EXECUTIVE OFFICERS

         Reference is made to Item 1(e) of this Annual Report on Form 10-K for information regarding the Executive Officers of the Registrant.

Item 11 - EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table summarizes compensation during the last three fiscal years for services to the Corporation in all capacities awarded to, earned by or paid to the Corporation's chief executive officer, and its executive officers whose total annual salary and bonus, as determined in accordance with the rules of the Securities and Exchange Commission, was greater than $100,000, and who were employed by the Corporation as of the end of fiscal 1999. These officers are together referred to as the "named executive officers."

         The Corporation is required to appoint certain executive officers and full-time employees of Thermo Electron as executive officers of the Corporation, in accordance with the Thermo Electron Corporate Charter. The compensation for these executive officers is determined and paid entirely by Thermo Electron. The time and effort devoted by these individuals to the Corporation's affairs is provided to the Corporation under the Corporate Services Agreement between the Corporation and Thermo Electron. See Item 13 - "Certain Relationships and Related Transactions." Accordingly, the compensation for these individuals is not reported in the following table.

                                              SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------------------
                                                            Long Term Compensation
                                                             ---------------------
                                    Annual Compensation    Restricted       Securities
    Name and                Fiscal                            Stock         Underlying            All Other
Principal Position           Year    Salary     Bonus       Award (1)       Options (2)        Compensation (3)
-------------------         ------   ------     ------      ---------       ------------       ----------------

John T. Keiser (3)           1999   $45,000     $21,000    $28,689 (TMD) (4) 110,700 (TMD)      $7,200
  President and Chief                                                            700 (TCA)
  Executive Officer          1998   $63,000     $42,000         --            60,700 (TMD)      $7,200
                                                                              17,000 (TDX)
                                                                              25,000 (TCA)
                                                                              12,000 (TSR)
-------------------------------------------------------------------------------------------------------------------
Victor L. Poirier            1999  $200,000     $110,000   $185,625 (TCA) (5)  3,300 (TMD)      $7,200
  Senior Vice President                                                        1,100 (TMO)
                                                                               3,200 (TCA)
                             1998  $170,000     $100,000        --             3,100 (TMD)      $7,200
                                                                               3,798 (TMO)
                                                                               2,000 (MKA)
                                                                               2,000 (ONX)
                                                                               4,000 (RGI)
                                                                              93,200 (TCA)
                                                                                 999 (THI)
                                                                               1,023 (TKN)
                                                                               2,000 (TRIL)
                             1997  $160,000      $108,000       --             3,600 (TMD)       $7,125
                                                                                 800 (TMO)
                                                                              34,500 (TCA)
--------------------------------------------------------------------------------------------------------------------

(1) Options granted by the Corporation are designated as "TMD." In addition, the named executive officers have also been granted options to purchase common stock of the following Thermo Electron companies during the last three fiscal years as part of Thermo Electron's stock option program: Thermo Electron (designated in the table as TMO), Metrika Systems Corporation (designated in the table as MKA), ONIX Systems Inc. (designated in the table as ONX), The Randers Killam Group Inc. (designated in the table as RGI), Thermedics Detection Inc. (designated in the table as TDX), Thermo Cardiosystems Inc. (designated in the table as TCA), Thermo Instrument Systems Inc. (designated in the table as THI), Thermo Sentron Inc. (designated in the table as TSR), ThermoTrex Corporation (designated in the table as TKN) and Thermo Trilogy Corporation (designated in the table as TRIL).

(2)      Represents   the  amount  of   matching   contributions   made  by  the
         individual's employer on behalf of the named executive officers participating in the Thermo Electron 401(k) plan.

(3) Mr. Keiser was appointed president of the Corporation in March 1998 and chief executive officer in December 1998. The annual cash compensation (salary and bonus) reported in the table for Mr. Keiser represents the amount paid by the Corporation solely for Mr. Keiser's services as president and chief executive officer of the Corporation in fiscal 1999 and 1998. For fiscal 1999, 15% of Mr. Keiser's annual cash compensation (salary and bonus) was paid by the Corporation solely for his service as president and chief executive officer of the Corporation, the remainder of Mr. Keiser's compensation was paid by Thermo Electron and ThermoTrex Corporation for Mr. Keiser's services in various management capacities. For the last three fiscal quarters of 1998, 35% of Mr. Keiser's annual cash compensation (salary and bonus) was paid by the Corporation solely for his service as president and chief executive officer of the Corporation, the remainder of Mr. Keiser's compensation was paid by Thermo Electron for Mr. Keiser's services in various management capacities. The options reported in the table have been granted by the Corporation or its majority-owned subsidiaries to Mr. Keiser as compensation solely for his services as the Corporation's chief executive officer or as a director of its subsidiaries. From time to time Mr. Keiser has been, and in the future may be, granted options to purchase common stock of Thermo Electron and its subsidiaries other than the Corporation. These options are not reported in the table as they are granted as compensation for service to such other

         Thermo Electron companies in capacities other than in his capacity as an executive officer of the Corporation.

(4) In fiscal 1999, Mr. Keiser was awarded 3,000 shares of restricted Common Stock of the Corporation with a value of $28,689 on the grant date. The restricted stock award vests 100% on the third anniversary of the grant date. Any cash dividends paid on restricted shares are entitled to be retained by the recipient without regard to vesting. Any non-cash dividends paid on restricted shares are entitled to be retained by the recipient subject to the same vesting restrictions as the underlying stock. At the end of fiscal 1999, Mr.
         Keiser held 3,000 restricted shares with an aggregate value of $16,314.

(5) In fiscal 1999, Mr. Poirier was awarded 19,800 shares of restricted common stock of Thermo Cardiosystems Inc. with a value of $185,625 on the grant date. The restricted stock award vests 33% per year beginning on the first anniversary of the grant date. Any cash dividends paid on restricted shares are entitled to be retained by the recipient without regard to vesting. Any non-cash dividends paid on restricted shares are entitled to be retained by the recipient subject to the same vesting restrictions as the underlying stock. At the end of fiscal 1999, Mr. Poirier held 19,800 restricted shares with an aggregate value of $129,947.

STOCK OPTIONS GRANTED DURING FISCAL 1999

         The following table sets forth information concerning individual grants of stock options made during fiscal 1999 to the Corporation's named executive officers. It has not been the Corporation's policy in the past to grant stock appreciation rights, and no such rights were granted during fiscal 1999.




                                                 OPTION GRANTS IN FISCAL 1999
-------------------------------------------------------------------------------------------------------------------
                                                                                            Potential Realizable
                                                   Percent of                                 Value at Assumed
                         Number of Securities    Total Options                             Annual Rates of Stock
                           Underlying Options      Granted to      Exercise                 Price Appreciation for
                              Granted and        Employees in     Price Per   Expiration       Option Term (2)
Name                          Company (1)         Fiscal Year       Share        Date          5%           10%
----                          -----------         ------------      -----        ----          ---          ----
John T. Keiser (3)          110,000 (TMD)             68.6%        $9.64      1/27/06       $431,680    $1,006,016
                                700 (TMD)              0.4%        $7.14      3/30/02           $790        $1,654
                                700 (TCA)              0.5%        $9.39       3/4/02         $1,040        $2,176
-------------------------------------------------------------------------------------------------------------------
Victor L. Poirier             3,300 (TMD)              2.1%         $7.14     3/30/02         $3,710        $7,799
                              1,100 (TMO)             0.04% (4)    $14.81     9/22/04         $4,500        $9,946
                              3,200 (TCA)              2.1%         $9.39      3/4/02         $4,740        $9,946
-------------------------------------------------------------------------------------------------------------------

(1) All of the options granted during the fiscal year are immediately exercisable as of the end of the fiscal year. Generally, the shares acquired upon exercise are subject to repurchase by the granting company at the exercise price if the optionee ceases to be employed by the granting company or any other Thermo Electron company. The granting company may exercise its repurchase rights within six months after the termination of the optionee's employment. The repurchase rights generally lapse ratably over a one- to five-year period, depending on the option term, which may vary from three- to seven- years, provided that the optionee continues to be employed by the granting company or another Thermo Electron company. Certain options have three-year terms and the repurchase rights lapse in their entirety on the second anniversary of the grant date. The granting company may permit the holders of options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation. Please see footnote (1) under the Summary Compensation Table for the company abbreviations used in this table.

(2) The amounts shown in this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expense associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the common stock of the granting company, the optionee's continued employment through the option period and the date on which the options are exercised.

(3) Mr. Keiser has been, and in the future may be, granted options to purchase common stock of Thermo Electron and its subsidiaries other than the Corporation. These options are not reported in the table as they are granted as compensation for service to such other Thermo Electron companies in capacities other than in his capacity as an executive officer of the Corporation.

(4) These options were granted under stock option plans maintained by Thermo Electron companies other than the Corporation and accordingly are reported as a percentage of total options granted to employees of Thermo Electron and its subsidiaries.

STOCK OPTIONS EXERCISED DURING FISCAL 1999 AND FISCAL YEAR-END OPTION VALUES

         The following table reports certain information regarding stock option exercises during fiscal 1999 and outstanding stock options held at the end of fiscal 1999 by the Corporation's named executive officers. No stock appreciation rights were exercised or were outstanding during fiscal 1999.


                    AGGREGATED OPTION EXERCISES IN FISCAL 1999 AND FISCAL 1999 YEAR-END OPTION VALUES
----------------------------------------------------------------------------------------------------------------------
                                                                                                      Value of
                                                                               Number of           Unexercised
                                                                               Securities          In-the-Money
                                                                               Underlying           Options at
                                                                           Unexercised Options      Fiscal Year
                                                Shares                      at Fiscal Year-End         -End
                                             Acquired on        Value         (Exercisable/       (Exercisable/
        Name               Company (1)         Exercise     Realized (2)    Unexercisable) (1)    Unexercisable)
        ----               -----------         --------     ------------    ------------------   --------------
John T. Keiser (3)            (TMD)               --             --              187,900 /0              $0 /--
                              (TDX)               --             --               17,000 /0              $0 /--
                              (TCA)               --             --               50,200 /0              $0 /--
                              (TSR)               --             --               19,500 /0         $32,790 /--
----------------------------------------------------------------------------------------------------------------------
Victor L. Poirier             (TMD)               --             --               25,000 /0              $0 /--
                              (TMO)               --             --               46,123 /0 (4)        $684 /--
                              (MKA)               --             --                2,000 /0              $0 /--
                              (ONX)               --             --                2,000 /0              $0 /--
                              (RGI)               --             --                4,000 /0          $1,000 /--
                              (TBA)               --             --                2,000 /0         $16,750 /--
                              (TCA)             36,000        $125,640           211,450 /0 (5)          $0 /--
                              (TFG)               --             --                2,000 /0          $4,376 /--
                              (TFT)              4,500         $20,250                -- /--             -- /--
                              (THI)               --             --                1,702 /0          $3,067 /--
                              (TLZ)               --             --                5,000 /0              $0 /--
                              (TLT)               --             --                   -- /2,000          -- /$0   (6)
                              (TOC)               --             --                6,000 /0          $5,430 /--
                              (TMQ)               --             --                6,000 /0              $0 /--
                              (TSR)               --             --                7,500 /0          $3,750 /--
                              (TKN)               --             --                1,023 /--            $56 /--
                             (TRIL)               --             --                   -- /2,000          -- /$0   (6)
                              (TXM)               --             --                4,000 /0              $0 /--
----------------------------------------------------------------------------------------------------------------------

(1) All of the options reported outstanding at the end of the fiscal year were immediately exercisable as of the end of the fiscal year, except options to purchase the common stock ThermoLyte Corporation and Thermo Trilogy Corporation, which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of the company's common stock under Section 12 of the Exchange Act or (ii) nine years after the grant date. Generally, the shares acquired upon exercise of the options reported in the table are subject to repurchase by the granting company at the exercise price if the optionee ceases to be employed  by, or serve as a  director  of,  such  company  or any other
         Thermo Electron company. The granting company may exercise its repurchase rights within six months after the termination of the optionee's employment or cessation of directorship, as the case may be. For publicly-traded companies, the repurchase rights generally lapse ratably over a one- to ten-year period, depending on the option term, which may vary from three to twelve years, provided that the optionee continues to be employed by or serve as a director of the granting company or another Thermo Electron company. For companies whose shares are not publicly-traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. Certain options have three-year terms and the repurchase rights lapse in their entirety on the second anniversary of the grant date. The granting company may permit the holder of options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation. Please see footnote (1) under the Summary Compensation Table for the company abbreviations used in this table in addition to the following company abbreviations: Thermo BioAnalysis Corporation (designated in the table as TBA), Thermo Fibergen Inc. (designated in the table as TFG), Thermo Fibertek Inc. (designated in the table as TFT), ThermoLase Corporation (designated in the table as
         TLZ), ThermoLyte Corporation (designated in the table as TLT), Thermo Optek Corporation (designated in the table as TOC), Thermo Quest Corporation (designated in the table as TMQ) and Trex Medical Corporation (designated in the table as TXM).


(2) Amounts shown in this column do not necessarily represent actual value realized from the sale of the shares acquired upon exercise of the option because in many cases the shares are not sold on exercise but continue to be held by the executive officer after exercising the option. The amounts shown represent the difference between the option exercise price and the market price on the date of exercise, which is the amount that would have been realized if the shares had been sold immediately upon exercise.

(3) Mr. Keiser was first appointed an officer of the Corporation in July 1994. From time to time after that date, he has been, and in the future may be, granted options to purchase common stock of Thermo Electron and its subsidiaries other than the Corporation. These options are not reported in the table as they are granted as compensation for service to such other Thermo Electron companies in capacities other than in his capacity as an executive officer of the Corporation.

(4) Options to purchase 22,500 shares of the common stock of Thermo Electron granted to Mr. Poirier are subject to the same terms as described in footnote (1), except that the repurchase rights of the granting company generally do not lapse until the tenth anniversary of the grant date. In the event of the employee's death or involuntary termination prior to the tenth anniversary of the grant date, the repurchase rights of the granting company shall be deemed to have lapsed ratably over a five-year period commencing with the fifth anniversary of the grant date.

(5) Options to purchase 30,000 shares of the common stock of Thermo Cardiosystems Inc. granted to Mr. Poirier are subject to the same terms as described in footnote (1), except that the repurchase rights lapse 20% per year commencing on the sixth anniversary of the grant date.

(6) No public market existed for the shares underlying these options as of January 1, 2000. Accordingly, no value in excess of the exercise price has been attributed to these options.

EXECUTIVE RETENTION AGREEMENTS

         Thermo Electron has entered into agreements with certain executive officers and key employees of Thermo Electron and its subsidiaries that provide severance benefits if there is a change in control of Thermo Electron and their employment is terminated by Thermo Electron "without cause" or by the individual for "good reason," as those terms are defined therein, within 18 months thereafter. For purposes of these agreements, a change in control exists upon
(i) the acquisition by any person of 40% or more of the outstanding common stock or voting securities of Thermo Electron; (ii) the failure of the Thermo Electron board of directors to include a majority of directors who are "continuing directors", which term is defined to include directors who were members of Thermo Electron's board on the date of the agreement or who subsequent to the date of the agreement were nominated or elected by a majority of directors who were "continuing directors" at the time of such nomination or election; (iii) the consummation of a merger, consolidation, reorganization, recapitalization or statutory share exchange involving Thermo Electron or the sale or other disposition of all or substantially all of the assets of Thermo Electron unless immediately after such transaction (a) all holders of Thermo Electron common stock immediately prior to such transaction own more than 60% of the outstanding voting securities of the resulting or acquiring corporation in substantially the same proportions as their ownership immediately prior to such transaction and (b) no person after the transaction owns 40% or more of the outstanding voting securities of the resulting or acquiring corporation; or
(iv) approval by stockholders of a complete liquidation or dissolution of Thermo Electron.

         In 1998, Thermo Electron authorized an executive retention agreement with each of Mr. John T. Keiser and Mr. Victor L. Poirier. These agreements provide that in the event the individual's employment is terminated under circumstances described above, the individual would be entitled to a lump sum payment equal to the sum of (a) in the case of Mr. Keiser two times, and in the case of Mr. Poirier, one times, the individual's highest annual base salary in any 12 month period during the prior five-year period, plus (b) in the case of Mr. Keiser, two times, and in the case of Mr. Poirier, one times, the individual's highest annual bonus in any 12 month period during the prior five-year period. In addition, the individual would be provided benefits for a period of, in the case of Mr. Keiser, two years, and in the case of Mr. Poirier, one year, after such termination substantially equivalent to the benefits package the individual would have been otherwise entitled to receive if the individual was not terminated. Further, all repurchase rights of Thermo Electron and its subsidiaries shall lapse in their entirety with respect to all options and restricted stock that the individual holds in Thermo Electron and its subsidiaries, including the Corporation, as of the date of the change in control. Finally, the individual would be entitled to a cash payment equal to, in the case of Mr. Keiser, $20,000, and in the case of Mr. Poirier, $15,000, to be used toward outplacement services. These executive retention agreements supercede and replace any and all prior severance arrangements which these individuals had with Thermo Electron.

         Assuming that the severance benefits would have been payable as of January 1, 2000, the lump sum salary and bonus payment under such agreement to Messrs. Keiser and Poirier would have been approximately $920,000 and $364,500, respectively. In the event that payments under these agreements are deemed to be so called "excess parachute payments" under the applicable provisions of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), the individuals would be entitled to receive a gross-up payment equal to the amount of any excise tax payable by such individual with respect to such payment plus the amount of all other additional taxes imposed on such individual attributable to the receipt of such gross-up payment.

STOCK OWNERSHIP POLICY

         The Committee has established a stock holding policy for the chief executive officer of the Corporation that requires him to own a multiple of his compensation in shares of the Corporation's Common Stock. The multiple is one times his base salary and reference bonus for the fiscal year in which compliance is achieved. The chief executive officer has three years from the adoption of the policy to achieve this ownership level.

         In order to assist the chief executive officer in complying with the policy, the Committee also adopted a stock holding assistance plan under which the Corporation is authorized to make interest-free loans to the chief executive officer to enable him to purchase shares of Common Stock in the open market. Any loans are required to be repaid upon the earlier of demand or the tenth anniversary of the date of the loan, unless otherwise determined by the Committee. No loans were outstanding under this program in 1999. See Item 13 - "Certain Relationships and Related Transactions - Stock Holding Assistance Plan."

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of January 31, 2000, the beneficial ownership of Common Stock, as well as the common stock of Thermo Electron, the Corporation's parent company, and of Thermedics Detection Inc. ("Thermedics Detection"), Thermo Cardiosystems Inc. ("Thermo Cardiosystems"), and Thermo Sentron Inc. ("Thermo Sentron"), each a majority-owned subsidiary of the Corporation, with respect to (i) each director, (ii) each executive officer named in the summary compensation table under the heading "Executive Compensation" (the "named executive officers") and (iii) all directors and current executive officers as a group. The common stock of each of the majority-owned subsidiaries is publicly traded except for the common stock of Thermedics Detection and Thermo Sentron which have, subsequent to January 31, 2000, been taken private. In addition, the following table sets forth the beneficial ownership of Common Stock, as of January 31, 2000, with respect to each person who was known by the Corporation to own beneficially more than 5% of the outstanding shares of Common Stock.

         While certain directors and executive officers of the Corporation are also directors and executive officers of Thermo Electron or its subsidiaries other than the Corporation, all such persons disclaim beneficial ownership of the shares of Common Stock owned by Thermo Electron.

                                                        Thermo          Thermedics        Thermo
                                        Thermedics     Electron          Detection     Cardiosystems  Thermo Sentron
            Name (1)                     Inc.(2)     Corporation (3)     Inc. (4)        Inc. (5)         Inc. (6)
            --------                     -------     ---------------     --------        --------         ---------
Thermo Electron Corporation (7)....... 31,759,424             N/A             N/A             N/A              N/A
T. Anthony Brooks.....................      5,367               0               0               0                0
Peter O. Crisp........................     37,076         121,767               0           2,250                0
Paul F. Ferrari.......................     11,050          16,482             599          11,500                0
John T. Keiser........................    194,693         331,636          17,000          57,473           19,500
Victor L. Poirier.....................     69,455          53,880               0         283,772            7,500
John W. Wood Jr.......................    233,200         293,550          37,251          46,207           35,000
Nicholas T. Zervas....................     22,064               0               0          44,924                0
All directors and current executive
   officers as a group (8 persons)....    584,766       1,275,847          54,850         469,672           62,000



(1) Except as reflected in the footnotes to this table, shares beneficially owned consist of shares owned by the indicated person or by that person for the benefit of minor children, and all share ownership includes sole voting and investment power.

(2) Shares of the Common Stock beneficially owned by Mr. Brooks, Mr. Crisp, Mr. Ferrari, Mr. Keiser, Mr. Poirier, Mr. Wood and all directors and current executive officers as a group include 1,000, 9,000, 8,950, 187,900, 25,000, 174,150 and 406,000 shares, respectively, that such person or group had the right to acquire within 60 days of January 31, 2000, through the exercise of stock options. Shares beneficially owned by all directors and current executive officers as a group include 1,119 shares allocated through January 31, 2000, to their respective accounts maintained pursuant to Thermo Electron's employee stock ownership plan (the "ESOP"). Shares beneficially owned by Mr. Brooks, Mr. Crisp, Dr. Zervas and all directors and current executive officers as a group include 1,367, 9,971, 10,364 and 21,702 shares, respectively, that had been allocated through January 1, 2000, to their respective accounts maintained under the Deferred Compensation Plan. Shares beneficially owned by Mr. Wood include 2,600 shares held in custodial accounts for the benefit of his minor children. No director or named executive officer beneficially owned more than 1% of the Common Stock outstanding as of January 31, 2000; all directors and current executive officers as a group beneficially owned 1.39% of the Common Stock outstanding as of such date.

(3) Shares of the common stock of Thermo Electron beneficially owned by Mr. Crisp, Mr. Keiser, Mr. Poirier, Mr. Wood and all directors and current executive officers as a group include 25,596, 263,230, 46,123, 249,298 and 968,608 shares, respectively, that such person or group has the right to acquire within 60 days of January 31, 2000, through the exercise of stock options. Shares beneficially owned by all directors and current executive officers as a group include 1,071 shares allocated to their respective accounts maintained pursuant to the ESOP. Shares beneficially owned by Mr. Crisp and all directors and current executive officers as a group each include 49,277 allocated through January 1, 2000, to Mr. Crisp's account maintained pursuant to Thermo Electron's deferred compensation plan for directors. No director or named executive officer beneficially owned more than 1% of the Thermo Electron common stock outstanding as of January 31, 2000; all directors and current executive officers as a group beneficially owned less than 1% of such common stock outstanding as of such date.

(4) Shares of the common stock of Thermedics Detection beneficially owned by Mr. Keiser, Mr. Wood and all directors and current executive officers as a group include 20,000, 17,000 and 37,000 shares, respectively, that such person or group has the right to acquire within 60 days of January 31, 2000, through the exercise of stock options. No director or named executive officer beneficially owned more than 1% of the Thermedics Detection common stock outstanding as of January 31, 2000; all directors and current executive officers as a group beneficially owned less than 1% of such common stock outstanding as of such date.

(5) Shares of the common stock of Thermo Cardiosystems beneficially owned by Mr. Crisp, Mr. Ferrari, Mr. Keiser, Mr. Poirier, Mr. Wood, Dr. Zervas and all directors and current executive officers as a group include 2,250, 2,250, 50,200, 211,450, 23,450, 6,600 and 316,200
         shares, respectively, that such person or group has the right to acquire within 60 days of January 31, 2000, through the exercise of stock options. Shares beneficially owned by Dr. Zervas and all directors and current executive officers as a group each include 9,074 shares allocated through January 1, 2000, to Dr. Zervas' account maintained pursuant to Thermo Cardiosystems' deferred compensation plan for directors. Shares beneficially owned by Mr. Wood include 1,122 shares held in custodial accounts for the benefit of his minor children. Shares beneficially owned by Dr. Zervas include 19,000 shares held by his spouse. No director or named executive officer beneficially owned more than 1% of the Thermo Cardiosystems common stock outstanding as of January 31, 2000; all directors and current executive officers as a group beneficially owned approximately 1.22% of such common stock outstanding on such date.

(6) Shares of the common stock of Thermo Sentron beneficially owned by Mr. Keiser, Mr. Poirier, Mr. Wood and all directors and current executive officers as a group include 19,500, 7,500, 31,000 and 58,000 shares, respectively, that such person or group has the right to acquire within 60 days of January 31, 2000, through the exercise of stock options. No director or named executive officer beneficially owned more than 1% of the Thermo Sentron common stock outstanding as of January 31, 2000; all directors and current executive officers as a group beneficially owned less than 1% of such common stock outstanding as of such date.

(7) Thermo Electron beneficially owned approximately 75.72% of the Common Stock outstanding as of January 31, 2000. Thermo Electron's address is 81 Wyman Street, Waltham, Massachusetts 02454-9046.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Corporation's directors and executive officers, and beneficial owners of more than 10% of the Common Stock, such as Thermo Electron, to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the Corporation's securities. Based upon a review of such filings, all Section 16(a) filing requirements applicable to such persons were complied with during 1999, except in the following instance. Thermo Electron filed one Form 4 late reporting a total of 17 transactions associated with the cancellation and grant of options to purchase Common Stock granted to employees under its stock option program.

Item 13 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Charter, the Corporation and Thermo Electron have entered into a Corporate Services Agreement (the "Services Agreement") under which Thermo Electron's corporate staff provides certain administrative services, including certain legal advice and services, risk management, employee benefit administration, tax advice and preparation of tax returns, centralized cash management and financial and other services to the Corporation. The Corporation was assessed an annual fee equal to 0.8% of the Corporation's revenues for these services for fiscal 1999. The annual fee will remain at 0.8% of the Corporation's total revenues for fiscal 2000. The fee is reviewed annually and may be changed by mutual agreement of the Corporation and Thermo Electron. During fiscal 1999, Thermo Electron assessed the Corporation $1,788,000 in fees under the Services Agreement. Management believes that the charges under the Services Agreement are reasonable and that the terms of the Services Agreement are fair to the Corporation. In fiscal 1999, the Corporation was billed an additional $56,318 by Thermo Electron for certain administrative services required by the Corporation that were not covered by the Services Agreement. The Services Agreement automatically renews for successive one-year terms, unless canceled by the Corporation upon 30 days' prior notice. In addition, the Services Agreement terminates automatically in the event the Corporation ceases to be a Thermo subsidiary or ceases to be a participant in the Thermo Electron Charter. In the event of a termination of the Services Agreement, the Corporation will be required to pay a termination fee equal to the fee that was paid by the Corporation for services under the Services Agreement for the nine-month period prior to termination. Following termination, Thermo Electron may provide certain administrative services on an as-requested basis by the Corporation or as required in order to meet the Corporation's obligations under Thermo Electron's policies and procedures. Thermo Electron will charge the Corporation a fee equal to the market rate for comparable services if such services are provided to the Corporation following termination.

         As of January 1, 2000, the Corporation owed Thermo Electron and its other subsidiaries an aggregate of $3,121,000 for amounts due under the Services Agreement and related administrative charges, for other products and services and for miscellaneous items, net of amounts owed to the Corporation by Thermo Electron and its other subsidiaries for products, services and for miscellaneous items. The largest amount of such net indebtedness owed by the Corporation to Thermo Electron and its other subsidiaries since January 2, 1999 was $7,138,000. These amounts do not bear interest and are expected to be paid in the normal course of business.

         Thermedics Detection purchases an X-ray source that is used as a component in its InScan systems from Trex Medical Corporation, a publicly traded, majority-owned subsidiary of ThermoTrex Corporation ("ThermoTrex"), which is itself a publicly traded, majority-owned subsidiary of Thermo Electron. Thermedics Detection paid Trex Medical Corporation $81,000 for these products in fiscal 1999.

         Pursuant to an international distributorship agreement, Thermedics Detection appointed Arabian Business Machines Co. ("ABM") as its exclusive distributor of Thermedics Detection's security instruments in certain Middle Eastern countries. ABM is a member of the Olayan Group. Ms. Hutham S. Olayan, a director of Thermo Electron, is the president and a director of Olayan America Corporation, a member of The Olayan Group, which is indirectly controlled by Suliman S. Olayan, Ms. Olayan's father. Revenues recorded under this agreement totaled $147,000 in fiscal 1999.

         In June 1998, Thermo Sentron borrowed $21 million from Thermo Electron pursuant to a promissory note due December 1998, bearing interest at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter. Thermo Sentron entered into this note in order to partially finance its acquisition of the three businesses that constituted the product-monitoring group of Graseby Limited, a subsidiary of Smiths Industries plc ("Graseby"), for $44 million in cash, net of cash acquired, and the assumption of certain liabilities. In December 1998, Thermo Sentron repaid $2 million of this amount and issued Thermo Electron a new promissory note for $19 million in exchange for the initial note. This note is due June 1999 and bears interest under the same terms as the initial note. Subsequently, in June 1999, Thermo Sentron repaid $6million of this amount and issued a new note for $13 million. Thermo Sentron repaid an additional $1 million under the note in each of the third and fourth quarters of 1999. In March 2000, Thermo Sentron refinanced the note under the Thermo Electron Cash Management arrangement which bears interest at a rate equal to the 30-day Dealer Commercial Paper Rate plus 150 basis points set at the beginning of each month and was 7.55% at April 1, 2000.

         In January 2000, Thermo Sentron entered into a fifteen year lease arrangement with Thermo Electron with respect to Thermo Sentron's principal executive offices in Minneapolis, Minnesota. The rent payable by Thermo Sentron to Thermo Electron under the lease is $50,000 per month for the first five years of the lease, $55,000 per month for the second five years of the lease and $60,000 per month for the final fives years of the lease.

         Thermo Sentron acts as a distributor in Europe for process measurement instruments manufactured by another Thermo Subsidiary. In 1999, Thermo Sentron purchased such products from this Thermo Subsidiary for $326,000.

         Thermo Electron's Tecomet division provides metal fabrication services in connection with the manufacture of the heart assist devices sold by Thermo Cardiosystems. During 1999, Thermo Cardiosystems paid Tecomet $3,651,000 for these services.

         On February 5, 1998, the Corporation's board of directors voted to issue 4,880,533 shares of Common Stock to Thermo Electron in exchange for 100% of the stock of TMO TCA Holdings, Inc., which is the beneficial owner of 3,355,705 shares of Thermo Cardiosystems' common stock. Thermo Electron had acquired such shares of Thermo Cardiosystems common stock as consideration for the acquisition by Thermo Cardiosystems of International Technidyne Corporation ("ITC") from Thermo Electron in May 1997. The Thermo Cardiosystems shares were valued at $75,000,000 at the time of the acquisition by Thermo Cardiosystems of ITC. The issuance of the 3,355,705 shares of Thermo Cardiosystems' common stock was subject to the approval of Thermo Cardiosystems' stockholders of the listing of such shares for trading on the American Stock Exchange, which was obtained at a special meeting of the stockholders of Thermo Cardiosystems held on April 13, 1998. The Corporation's issuance of the 4,880,533 shares of Common Stock to Thermo Electron was subject to approval by the Corporation's stockholders, which was obtained at a special meeting of the Stockholders held on March 31, 1999. The number of shares of Common Stock was determined based on the respective fair market values of the Common Stock and the Thermo Cardiosystems common stock as of February 5, 1998. The fair market values of the 4,880,553 shares of Common Stock and the 3,355,705 shares of Thermo Cardiosystems common stock as of February 5, 1998 were each $75,587,000.

         The Corporation, along with other U.K.-based Thermo Electron companies, participates in a notional pool arrangement in the U.K. with Barclays Bank, which includes a $114,943,000 credit facility. The Corporation has access to $6,065,000 under this credit facility. Under this arrangement, Barclays notionally combines the positive and negative cash balances held by the participants to calculate the net interest yield/expense for the group. The benefit derived from this arrangement is then allocated based on balances attributable to the respective participants. Thermo Electron guarantees all of the obligations of each participant in this arrangement. As of January 1, 2000, the Corporation had a positive cash balance of approximately and a $1,441,000 and a negative cash balance of approximately $2,640,000 based on an exchange rate of $1.6171/GBP 1.00. For 1999, the average annual interest rate earned on GBP deposits by participants in this credit arrangement was approximately 5.44% and the average annual interest rate paid on overdrafts was approximately 5.8025%.

         At year-end 1998, $35,256,000 of the Corporation's cash equivalents were invested in a repurchase agreement with Thermo Electron. Under this agreement, the Corporation in effect lent excess cash to Thermo Electron, which Thermo Electron collateralized with investments principally consisting of corporate notes, U.S. government agency securities, commercial paper, money market funds and other marketable securities, in the amount of at least 103% of such obligation. The Corporation's funds subject to the repurchase agreement were readily convertible into cash by the Corporation. The repurchase agreement earned a rate based on the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

         Effective June 1999, the Corporation and Thermo Electron commenced use of a new domestic cash management arrangement. Under the new arrangement, amounts advanced to Thermo Electron by the Corporation for domestic cash management purposes bear interest at the 30-day Dealer Commercial Paper Rate plus 50 basis points, set at the beginning of each month. Thermo Electron is contractually required to maintain cash, cash equivalents, and/or immediately available bank lines of credit equal to at least 50% of all funds invested under this cash management arrangement by all Thermo Electron subsidiaries other than wholly owned subsidiaries. The Corporation has the contractual right to withdraw its funds invested in the cash management arrangement upon 30 days' prior notice. At year-end 1999, the Corporation had invested $46,285,000 under this arrangement. In addition, certain of the Corporation's European-based subsidiaries participate in a new cash management arrangement with a wholly owned subsidiary of Thermo Electron on terms similar to the domestic cash management arrangement. The Corporation has access to a $36,473,000 line of credit under this arrangement, of which the Corporation had invested $411,000 and had borrowed $34,600,000 at year-end 1999. Interest under this arrangement is calculated based on Euro market rates and was 3.95% on the negative balance at year-end 1999.

         The Corporation, along with certain other Thermo subsidiaries, has entered into a cash management arrangement with ABN AMRO. Only European-based Thermo Subsidiaries participate in this arrangement. The new arrangement with ABN AMRO consists of a zero balance arrangement, which includes a $25,417,000 credit facility. The Corporation has access to $2,280,000 under this credit facility. Funds borrowed by the Corporation under this arrangement pay interest at a rate set by Thermo Finance B.V., a wholly-owned subsidiary of Thermo Electron, at the beginning of each month, based on Netherlands market rates. Funds invested by the Corporation under the arrangement earn a rate set by Thermo Finance B.V. at the beginning of each month, based on Netherlands market rates. Such invested funds are collateralized with investments principally consisting of corporate notes, U.S. government-agency securities, commercial paper, money market funds, and other marketable securities, in the amount of at least 103% of such obligation. Thermo Electron guarantees all of the obligations of each participant in this arrangement. As of January 2, 1999, the Corporation had a negative cash balance of approximately $698,000, based on an exchange rate of $0.4599/NLG 1.00. As of January 1, 2000, the average annual interest rate earned on NLG deposits by participants in this credit arrangement was approximately 3.19% and the average annual interest rate paid on overdrafts was approximately 3.74%.

THERMO ELECTRON CORPORATE REORGANIZATION

         Thermo Electron has adopted a major reorganization plan under which, among other things, it is acquiring the minority interest in most of its subsidiaries that have minority investors. In furtherance of this plan, Thermo Electron intends to commence an exchange offer for any and all of the outstanding shares of common stock of the Corporation that it does not own. The consideration being offered in the exchange offer is .45 shares of Thermo Electron common stock for each share of the Corporation's common stock. The goal of the exchange offer is to bring Thermo Electron's equity ownership in the Corporation to at least 90%. If Thermo Electron achieves this 90%-ownership level, the Corporation would then be taken private through a "short-form" merger at the same exchange ratio as the exchange offer. In addition, as part of this reorganization plan, the Corporation completed the acquisition of the minority interest in each of its Thermo Voltek, Thermo Sentron and Thermedics Detection subsidiaries. The consideration paid in each of these transactions was $7.00, $15.50 and $8.00 per share in cash, respectively, without interest.

         Executive officers and directors of the Corporation who held shares of common stock in the Corporation's subsidiaries described above that were taken private received the same cash consideration per share of subsidiary stock as all other stockholders of such subsidiaries. In addition, the executive officers' and directors' options to acquire shares of such subsidiaries' common stock, for which the granting corporation's repurchase rights had not lapsed ("unvested options"), were automatically assumed by either the Corporation or Thermo Electron, as applicable, and converted into options to purchase shares of the Corporation's common stock or Thermo Electron's common stock on the same terms as were applicable to all the other holders of such subsidiary's options, as described below. In the case of options to acquire shares of such subsidiaries' common stock, for which the granting corporation's repurchase rights had lapsed ("vested options"), the holders were given the opportunity to elect either to convert the options into vested options to acquire shares of the Corporation's common stock or Thermo Electron's common stock, as applicable, or to receive cash at the applicable cash transaction price less the applicable exercise price, on the same terms as were applicable to all the other holders of such subsidiary's options.

         Vested and unvested options that were assumed by the Corporation or Thermo Electron in these completed transactions generally were converted as follows: The number of shares of the Corporation's common stock or Thermo Electron's common stock underlying each assumed option equaled the number of shares of subsidiary common stock underlying the option before the transaction, multiplied by the applicable "cash exchange ratio" described below, rounded down to the nearest whole number of shares of the Corporation's common stock or Thermo Electron's common stock. The exercise price for each assumed option was calculated by dividing the exercise price of the subsidiary stock option before the transaction by the applicable "cash exchange ratio" described below, rounded up to the nearest whole cent. The applicable "cash exchange ratio" for each transaction was a fraction, the numerator of which was the applicable cash price described above and the denominator of which was the closing price of the Corporation's common stock or Thermo Electron's common stock, as applicable, on the day preceding the effective date of the transaction.

         Additionally, certain directors participated in the deferred compensation plans of the various subsidiaries. On the effective date of each of the completed cash transactions listed above, each of the affected subsidiaries' deferred compensation plans terminated and the participants received cash in an amount equal to the balance of such participant's stock units credited to his or her account under the respective deferred compensation plan, multiplied by the applicable cash price described above. Any such stock units held by directors are included in their stock ownership information described below.

         In the Thermo Voltek Corp. transaction, Mr. Melas-Kyriazi (who is not a named executive officer of the Corporation for purposes of Securities and Exchange Commission regulations, and whose ownership information therefore does not appear in such stock ownership table)and Mr. Wood received a cash payment of $7.00 per share for 5,581 and 14,621 shares of common stock of Thermo Voltek Corp. held by such individuals, respectively. Additionally, Mr. Crisp, Mr. Ferrari, Mr. Wood and Mr. Zervas held options to acquire 2,250, 2,250, 82,350 and 2,250 shares of Thermo Voltek Corp. common stock, respectively, that were converted into options to acquire shares of common stock of the Corporation, as described above.

         In the Thermedics Detection Inc. transaction, Mr. Ferrari and Mr. Wood received a cash payment of $8.00 per share for 599 and 17,251 shares of common stock of Thermedics Detection Inc. held by such individuals, respectively. Additionally, Mr. Keiser and Mr. Wood held options to acquire 17,000 and 20,000 shares of Thermedics Detection Inc. common stock, respectively, that were converted into options to acquire shares of Thermo Electron common stock, as described above.

         In the Thermo Sentron Inc. transaction, Mr. Wood received a cash payment of $15.50 per share for 4,000 shares of common stock of Thermo Sentron Inc. held by Mr. Wood. Additionally, Mr. Keiser, Mr. Poirier and Mr. Wood held options to acquire 19,500, 7,500 and 31,000 shares of Thermo Sentron Inc. common stock, respectively, that were converted into options to acquire shares of Thermo Electron common stock, as described above.

         Executive officers and directors of the Corporation who hold shares of the Corporation's common stock will receive the same consideration per share for such stock as all other stockholders of the Corporation. See Item 12 "Security Ownership of Certain Beneficial Owners and Management."

         In addition, certain executive officers and directors of the Corporation hold options to acquire shares of common stock of the Corporation (See Item 12 - "Security Ownership of Certain Beneficial Owners and Management"), which options will be treated in the same manner as options held by other employees. All options held by such persons will be assumed by Thermo Electron and converted into options to acquire shares of Thermo Electron's common stock on the same terms as are applicable to all the other holders of the Corporation's options.

         Specifically, vested and unvested options that are being assumed by Thermo Electron in the proposed transaction will be converted as follows: The number of shares of Thermo Electron common stock underlying each assumed option will equal the number of shares of the Corporation common stock underlying the option before the transaction, multiplied by the exchange ratio, rounded down to the nearest whole number of shares of Thermo Electron common stock. The exercise price for each assumed option will be calculated by dividing the exercise price of the Corporation stock option before the transaction by the exchange ratio, rounded up to the nearest whole cent.

         In addition to the ownership information that appears in the Item 12 - "Security Ownership of Certain Beneficial Owners and Management" table, Mr. Melas-Kyriazi holds 11,861 shares of common stock of the Corporation.

         On the effective date of the proposed transaction, the Corporation's deferred compensation plan will be assumed by Thermo Electron, and the stock units credited to each participant's account under the deferred compensation plan will be converted into stock units for Thermo Electron common stock at the exchange ratio.

STOCK HOLDING ASSISTANCE PLAN

         The human resources committee of the Corporation's board of directors (the "Committee") established a stock holding policy that requires its chief executive officer to acquire and hold a minimum number of shares of Common Stock. In order to assist the chief executive officer in complying with the policy, the Committee also adopted a stock holding assistance plan under which the Corporation may make interest-free loans to the chief executive officer, to enable him to purchase Common Stock in the open market. Loans will be repayable upon the earlier of demand or the tenth anniversary of the date of the loan, unless otherwise determined by the Committee. No such loans were outstanding in 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed by the undersigned, duly authorized.

                                              THERMEDICS INC.


                                              By: / s /  Sandra L. Lambert
                                                 ------------------------------
                                                 Sandra L. Lambert
                                                 Clerk