Form 10-Q
period 2000-04-01
THERMEDICS INC
filed 2000-05-12
CIK 721356

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
             ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[  X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the Quarter Ended April 1, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         Class                         Outstanding at April 28, 2000
 Common Stock, $.10 par value               42,049,606

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                 THERMEDICS INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                      April 1,  January 1,
(In thousands)                                                                            2000       2000
----------------------------------------------------------------------------------- ----------- ----------

Current Assets:
 Cash and cash equivalents                                                            $ 24,851    $ 22,337
 Advance to affiliate                                                                   46,077      46,285
 Short-term available-for-sale investments, at quoted market value                           -      12,160
   (amortized cost of $12,160)
 Accounts receivable, less allowances of $4,106 and $4,909                              55,556      58,208
 Inventories:
   Raw materials and supplies                                                           16,640      16,308
   Work in process                                                                       7,393       7,132
   Finished goods                                                                       19,299      19,552
 Deferred tax asset and prepaid expenses                                                12,090      12,401
 Due from parent company and affiliated companies                                          837           -
 Net assets of discontinued operations (Note 6)                                         74,414      74,311
                                                                                      --------    --------

                                                                                       257,157     268,694
                                                                                      --------    --------

Property, Plant, and Equipment, at Cost                                                 38,946      38,780
 Less:  Accumulated depreciation and amortization                                       26,275      25,731
                                                                                      --------    --------

                                                                                        12,671      13,049
                                                                                      --------    --------

Other Assets                                                                             9,711       9,755
                                                                                      --------    --------

Cost in Excess of Net Assets of Acquired Companies (Note 6)                            153,113     150,311
                                                                                      --------    --------

                                                                                      $432,652    $441,809
                                                                                      ========    ========




                                 THERMEDICS INC.
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                      April 1,  January 1,
(In thousands except share amounts)                                                       2000       2000
----------------------------------------------------------------------------------- ----------- ----------

Current Liabilities:
 Note payable to parent company                                                       $      -    $ 11,000
 Short-term obligations and current portion of long-term                                55,557      41,509
   obligations (includes advance from affiliate of $52,417 and $34,600)
 Accounts payable                                                                       15,739      15,729
 Accrued payroll and employee benefits                                                   8,957      11,084
 Accrued income taxes                                                                    9,079       7,121
 Other accrued expenses (Note 5)                                                        25,722      25,711
 Due to parent company and affiliated companies                                              -       3,121
                                                                                      --------    --------

                                                                                       115,054     115,275
                                                                                      --------    --------

Deferred Income Taxes and Other Deferred Items                                           1,281       1,260
                                                                                      --------    --------

Long-term Obligations:
 Subordinated convertible obligations                                                   47,424      47,424
 Other                                                                                     154         175
                                                                                      --------    --------

                                                                                        47,578      47,599
                                                                                      --------    --------

Minority Interest (Note 6)                                                              33,232      44,273
                                                                                      --------    --------

Shareholders' Investment:
 Common stock, $.10 par value, 100,000,000 shares authorized;                            4,210       4,200
   42,097,189 and 41,996,564 shares issued
 Capital in excess of par value                                                        109,957     108,930
 Retained earnings                                                                     129,114     126,423
 Treasury stock at cost, 47,583 and 50,903 shares                                         (358)       (695)
 Deferred compensation                                                                    (910)     (1,009)
 Accumulated other comprehensive items (Note 2)                                         (6,506)     (4,447)
                                                                                      --------    --------

                                                                                       235,507     233,402
                                                                                      --------    --------

                                                                                      $432,652    $441,809
                                                                                      ========    ========









The accompanying notes are an integral part of these consolidated financial statements.



                                 THERMEDICS INC.
                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                      April 1,    April 3,
(In thousands except per share amounts)                                                   2000       1999
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                               $60,729     $51,960
                                                                                       -------     -------

Costs and Operating Expenses:
 Cost of revenues                                                                       32,245      28,018
 Selling, general, and administrative expenses                                          18,409      15,162
 Research and development expenses                                                       4,466       3,404
 Restructuring and unusual costs (Note 7)                                                   93       1,395
                                                                                       -------     -------

                                                                                        55,213      47,979
                                                                                       -------     -------

Operating Income                                                                         5,516       3,981

Interest Income                                                                          1,046       1,051
Interest Expense (includes $704 and $242 to related parties)                              (891)       (427)
Equity in Earnings (Loss) of Unconsolidated Subsidiaries                                    65         (21)
                                                                                       -------     -------

Income from Continuing Operations Before Provision for Income Taxes                      5,736       4,584
 and  Minority Interest
Provision for Income Taxes                                                               2,479       2,304
Minority Interest Expense                                                                  566         588
                                                                                       -------     -------

Income from Continuing Operations                                                        2,691       1,692
Income from Discontinued Operations (net of income tax provision and                         -         890
 minority interest of $1,581; Note 6)                                                  -------     -------

Net Income                                                                             $ 2,691     $ 2,582
                                                                                       =======     =======

Basic and Diluted Earnings per Share from Continuing Operations (Note 3)               $   .06     $   .04
                                                                                       =======     =======

Basic and Diluted Earnings per Share (Note 3)                                          $   .06     $   .06
                                                                                       =======     =======

Weighted Average Shares (Note 3):
 Basic                                                                                  41,982      41,696
                                                                                       =======     =======

 Diluted                                                                                42,981      42,806
                                                                                       =======     =======









The accompanying notes are an integral part of these consolidated financial statements.



                                 THERMEDICS INC.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                      April 1,    April 3,
(In thousands)                                                                            2000       1999
----------------------------------------------------------------------------------- ----------- ----------

Operating Activities:
 Net income                                                                           $  2,691    $  2,582
 Income from discontinued operations (Note 6)                                                -        (890)
                                                                                      --------    --------

 Income from continuing operations                                                       2,691       1,692
 Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
     Depreciation and amortization                                                       2,486       1,947
     Minority interest expense                                                             566         588
     Provision for losses on accounts receivable                                           212         308
     Other noncash expenses                                                                 40          41
     Change in current accounts, excluding the effect of disposition:
       Accounts receivable                                                               1,233        (693)
       Inventories                                                                      (1,025)       (388)
       Other current assets                                                                134        (241)
       Accounts payable                                                                    296         237
       Other current liabilities                                                           462       3,107
     Other                                                                                  (2)        124
                                                                                      --------    --------

        Net cash provided by continuing operations                                       7,093       6,722
        Net cash provided by discontinued operations                                     3,600       2,021
                                                                                      --------    --------

        Net cash provided by operating activities                                       10,693       8,743
                                                                                      --------    --------

Investing Activities:
 Acquisition of Thermo Sentron common stock (Note 6)                                   (17,729)          -
 Acquisition of Thermo Voltek common stock                                                   -     (19,779)
 Advances to affiliate, net                                                                208           -
 Proceeds from sale of available-for-sale investments                                   12,192           -
 Purchase of property, plant, and equipment                                             (1,195)     (1,054)
 Proceeds from sale of property, plant, and equipment                                      250         408
 Other                                                                                    (407)         51
                                                                                      --------    --------

        Net cash used in continuing operations                                          (6,681)    (20,374)
        Net cash used in discontinued operations                                        (3,713)    (21,097)
                                                                                      --------    --------

        Net cash used in investing activities                                         $(10,394)   $(41,471)
                                                                                      --------    --------





                                 THERMEDICS INC.

                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                      April 1,    April 3,
(In thousands)                                                                            2000       1999
----------------------------------------------------------------------------------- ----------- ----------

Financing Activities:
 Net increase in short-term borrowings                                                $  1,320    $   387
 Repayment of long-term obligations                                                        (21)         -
 Net proceeds from issuance of Company and subsidiary common stock                         958        (45)
 Other                                                                                       -         89
                                                                                      --------    -------

        Net cash provided by continuing operations                                       2,257        431
        Net cash provided by (used in) discontinued operations                             545       (377)
                                                                                      --------    -------

        Net cash provided by financing activities                                        2,802         54
                                                                                      --------    -------

Exchange Rate Effect on Cash of Continuing Operations                                     (156)       208
Exchange Rate Effect on Cash of Discontinued Operations                                    165       (324)
                                                                                      --------    -------

Increase (Decrease) in Cash and Cash Equivalents                                         3,110    (32,790)
Cash and Cash Equivalents at Beginning of Period                                        23,553    142,108
                                                                                      --------    -------

                                                                                        26,663    109,318
Cash and Cash Equivalents of Discontinued Operations at End of Period                   (1,812)   (40,372)
                                                                                      --------    -------

Cash and Cash Equivalents at End of Period                                            $ 24,851    $68,946
                                                                                      ========    =======























The accompanying notes are an integral part of these consolidated financial statements.



                                 THERMEDICS INC.
                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermedics Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 1, 2000, and the results of operations and cash flows for the three-month periods ended April 1, 2000, and April 3, 1999. Interim results are not necessarily indicative of results for a full year.

      Historical financial results have been restated to reflect a decision to sell the Company's majority-owned Thermo Cardiosystems Inc. and Thermo Voltek
Corp. subsidiaries, which have been presented as discontinued operations in the accompanying financial statements (Note 6). The consolidated balance sheet presented as of January 1, 2000, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form
10-K for the fiscal year ended January 1, 2000, filed with the Securities and Exchange Commission.

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses from available-for-sale investments. During the first quarter of 2000 and 1999, the Company had comprehensive income of $921,000 and $1,266,000, respectively.

3.    Earnings per Share

      Basic and diluted earnings per share were calculated as follows:

                                                                                       Three Months Ended
                                                                                      April 1,    April 3,
(In thousands except per share amounts)                                                   2000       1999
---------------------------------------------------------------------- - ----------- ---------- ----------

Basic
Income from Continuing Operations                                                        $2,691     $1,692
Income from Discontinued Operations                                                           -        890
                                                                                         ------     ------

Net Income                                                                               $2,691     $2,582
                                                                                         ------     ------

Weighted Average Shares                                                                  41,982     41,696
                                                                                         ------     ------

Basic Earnings per Share:
 Continuing operations                                                                   $  .06     $  .04
 Discontinued operations                                                                      -        .02
                                                                                         ------     ------

                                                                                         $  .06     $  .06
                                                                                         ======     ======




3.    Earnings per Share (continued)

                                                                                       Three Months Ended
                                                                                      April 1,    April 3,
(In thousands except per share amounts)                                                   2000       1999
---------------------------------------------------------------------- - ----------- ---------- ----------

Diluted
Income from Continuing Operations                                                      $ 2,691    $  1,692
Effect of Majority-owned Subsidiaries' Dilutive Securities -                                (3)         (3)
                                                                                       -------    --------
 Continuing Operations

Income from Continuing Operations Available to Common                                    2,688       1,689
 Shareholders, as Adjusted
Income from Discontinued Operations                                                          -         890
Effect of Majority-owned Subsidiaries' Dilutive Securities -                                 -          (2)
                                                                                       -------    --------
 Discontinued Operations

Income Available to Common Shareholders, as Adjusted                                   $ 2,688    $  2,577
                                                                                       -------    --------

Weighted Average Shares                                                                 41,982      41,696
Effect of:
 Convertible obligations                                                                   966         966
 Stock options                                                                              33         144
                                                                                       -------    --------

Weighted Average Shares, as Adjusted                                                    42,981      42,806
                                                                                       -------    --------

Diluted Earnings per Share:
 Continuing operations                                                                 $   .06    $    .04
 Discontinued operations                                                                     -         .02
                                                                                       -------    --------

                                                                                       $   .06    $    .06
                                                                                       =======    ========

      The computation of diluted earnings per share for the first quarter of 2000 and 1999 excluded $15,859,000 principal amount of 2.875% subordinated convertible debentures, convertible at $14.928 per share because the effect would be antidilutive.

      Options to purchase 1,289,000 and 1,553,000 shares of common stock were not included in the computation of diluted earnings per share for the first quarter of 2000 and 1999, respectively, because the options' exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.


4.     Business Segment Information

                                                                                       Three Months Ended
                                                                                      April 1,    April 3,
(In thousands)                                                                            2000       1999
------------------------------------------------------------- ---------- ----------- ---------- ----------

Revenues:
   Quality Assurance and Security Products                                              $19,491    $20,412
   Precision Weighing and Inspection Equipment                                           25,296     26,556
   Respiratory Care Products                                                              9,999          -
   Other                                                                                  5,943      4,992
                                                                                        -------    -------

                                                                                        $60,729    $51,960
                                                                                        =======    =======

Income from Continuing Operations Before Provision for
 Income Taxes and Minority Interest:
   Quality Assurance and Security Products                                              $3,056     $ 2,669
   Precision Weighing and Inspection Equipment                                           1,400       2,008
   Respiratory Care Products                                                               260           -
   Other                                                                                 1,254         981
   Corporate (a)                                                                          (454)     (1,677)
                                                                                        ------     -------

     Total operating income                                                              5,516       3,981
   Interest and other income, net                                                          220         603
                                                                                        ------     -------

                                                                                        $5,736     $ 4,584
                                                                                        ======     =======

(a) Primarily general and administrative expenses. Includes $1.4 million of unusual costs in the first quarter of 1999.

5.    Accrued Acquisition Expenses

      The Company has undertaken restructuring activities at certain acquired businesses. The Company's restructuring activities, which were accounted for in accordance with Emerging Issues Task Force Pronouncement (EITF) 95-3, primarily have included reductions in staffing levels and the abandonment of excess facilities. In connection with these restructuring activities, as part of the cost of the acquisitions, the Company established reserves, primarily for severance and excess facilities. In accordance with EITF 95-3, the Company finalizes its restructuring plans no later than one year from the respective dates of the acquisitions. Accrued acquisition expenses are included in other accrued expenses in the accompanying balance sheet.

      A summary of the changes in accrued acquisition expenses for the 1998 acquisition of the product-monitoring group of Graseby Limited (the product-monitoring businesses) is as follows:

                                                                 Abandonment          Other
                                                                   of Excess
(In thousands)                                                    Facilities                        Total
----------------------------------------------- -------------- -------------- -------------- -------------

Balance at January 1, 2000                                            $1,068         $   40         $1,108
 Usage                                                                  (142)             -           (142)
 Currency translation                                                    (22)             -            (22)
                                                                      ------         ------         ------

Balance at April 1, 2000                                              $  904         $   40         $  944
                                                                      ======         ======         ======





5.    Accrued Acquisition Expenses (continued)

      Expenses accrued for the abandonment of excess facilities at the product-monitoring businesses are expected to be paid through the lease terms of the abandoned facilities, which expire in 2009.

      A summary of the changes in accrued acquisition expenses for the July 1999 acquisition of Erich Jaeger GmbH, which represents the Respiratory Care Products segment, is as follows:

                                                                 Abandonment
                                                                   of Excess
(In thousands)                                      Severance     Facilities          Other         Total
----------------------------------------------- -------------- -------------- -------------- -------------

Balance at January 1, 2000                             $2,189         $  638         $  404         $3,231
 Currency translation                                    (112)           (33)           (20)          (165)
                                                       ------         ------         ------         ------

Balance at April 1, 2000                               $2,077         $  605         $  384         $3,066
                                                       ======         ======         ======         ======

      The principal accrued acquisition expenses for Jaeger were for severance for 29 employees across all functions and for the abandonment of operating facilities in the United States and the Netherlands with lease terms through 2003. The amounts captioned as other primarily represent employee relocation costs. No amounts were expended during 1999 or the first quarter of 2000.
Unresolved matters at April 1, 2000, primarily included the completion of planned severances and abandonment of excess facilities.

6.    Proposed Reorganization and Discontinued Operations

Proposed Reorganization

      Thermo Electron Corporation has announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company.
Under this plan, the Company has taken its Thermo Sentron Inc. and Thermedics
Detection Inc. subsidiaries private and is seeking a buyer for its Thermo
Cardiosystems subsidiary. In addition, the Company will also be taken private by Thermo Electron Corporation.

      During March 1999, the Company commenced cash tender offers for its majority-owned Thermo Sentron and Thermedics Detection subsidiaries, for $15.50 and $8.00 per share in cash, respectively, in order to bring its equity ownership in each of these companies, when combined with Thermo Electron's equity ownership in each, to at least 90%. On March 31, 2000, the Company acquired 1,143,870 shares of Thermo Sentron common stock for approximately $17.7 million in cash through a successful tender offer. Subsequent to the completion of the tender offer the combined Company and Thermo Electron ownership of Thermo
Sentron was 99%. During the second quarter of 2000, the Company acquired the remaining shares of Thermo Sentron not already owned by the Company and Thermo
Electron for $15.50 per share in cash through a short-form merger with Thermo
Sentron. The estimated total cost of the acquisition of the minority interest in Thermo Sentron's common stock, excluding common stock owned by Thermo Electron, is expected to be approximately $25.8 million, including expenses, cash paid to settle vested stock options, and a noncash component for the value of Thermo
Sentron's outstanding stock options. Thermo Sentron's outstanding stock options were converted into stock options that are exercisable into 414,000 shares of Thermo Electron common stock with an aggregate value of $3.8 million as of the date of the acquisition. Subsequent to the completion of the short-form merger, the Company and Thermo Electron owned approximately 88% and 12%, respectively, of the outstanding common stock of Thermo Sentron, and Thermo Sentron's common stock ceased to be publicly traded. The cost of the acquisition exceeded the estimated fair value of the incremental net assets by $13.1 million, which will be amortized over 40 years. During the first quarter of 2000, the Company recorded cost in excess of net assets of acquired company of $6.4 million relating to Thermo Sentron common stock acquired during the quarter.



6.    Proposed Reorganization and Discontinued Operations (continued)

      During the second quarter of 2000, the Company acquired 1,916,715 shares of Thermedics Detection common stock through a successful cash tender offer.
Subsequent to the completion of the tender offer the combined Company and Thermo
Electron ownership of Thermedics Detection was 99%. The Company acquired the remaining shares of Thermedics Detection not already owned by the Company and Thermo Electron for $8.00 per share in cash through a short-form merger with Thermedics Detection in April 2000. The estimated total cost of the acquisition of the minority interest in Thermedics Detection's common stock, excluding common stock owned by Thermo Electron, is expected to be approximately $20.6 million, including expenses, cash paid to settle vested stock options, and a noncash component for the value of Thermedics Detection's outstanding stock options. Thermedics Detection's outstanding stock options were converted into stock options that are exercisable into 353,000 shares of Thermo Electron common stock with an aggregate value of $1.8 million as of the date of the acquisition.
Subsequent to the completion of the short-form merger, the Company and Thermo
Electron owned approximately 95% and 5%, respectively, of the outstanding common stock of Thermedics Detection, and Thermedics Detection's common stock ceased to be publicly traded. The cost of the acquisition exceeded the estimated fair value of the incremental net assets by $6.9 million, which will be amortized over 40 years.

      Through May 11, 2000, to partially fund the acquisition of Thermo Sentron and Thermedics Detection common stock, the Company borrowed approximately $12 million, and expects to borrow an additional $4 million, under an existing $20 million short-term line of credit from Thermo Electron. Borrowings under the line of credit bear interest at the 30-day Dealer Commercial Paper Rate (DCP
Rate) plus 150 basis points, set at the beginning of each month. Such rate shall be reduced to the DCP Rate plus 50 points to the extent that funds invested by the Company's majority-owned subsidiaries in the cash management arrangement with Thermo Electron exceed borrowings by the Company from the cash management arrangement with Thermo Electron. The borrowing rate was 7.55% at April 1, 2000.

      On May 1, 2000, Thermo Electron commenced an exchange offer for any and all of the outstanding shares of Company common stock held by public shareholders. In the exchange offer, holders of Company common stock will receive shares of Thermo Electron common stock in exchange for their shares of the Company. Shares will be exchanged at a ratio of 0.45 shares of Thermo
Electron common stock for each share of Company common stock. Thermo Electron, which owned approximately 76% of the outstanding shares of Company common stock at April 1, 2000, conditioned the exchange offer on receiving acceptances from holders of enough shares so that, when combined with its current share ownership, Thermo Electron's ownership reaches at least 90%. If Thermo Electron achieves this 90% ownership threshold, it would acquire all remaining outstanding shares of the Company through a short-form merger. In the short-form merger, minority shareholders who do not participate in the exchange offer would also receive shares of Thermo Electron common stock in exchange for their Company common stock at a ratio of 0.45 shares. If Thermo Electron successfully obtains at least 90% of the outstanding Company shares, it expects to complete the spin-in of the Company during the third quarter of 2000.

      In addition, obligations under the Company's 2.875% subordinated convertible debentures due June 1, 2003, and its noninterest-bearing subordinated convertible debentures due June 1, 2003, would be assumed by Thermo
Electron in the short-form merger, and the debentures would be convertible into Thermo Electron common stock.

      The exchange offer will require Securities and Exchange Commission clearance of necessary filings. The exchange offer and short-form merger involving the Company do not require Company board or shareholder approval.

Discontinued Operations

      In May 1999, the Company announced its intention to sell Thermo Voltek, which represented its Power Electronics and Test Equipment segment. In January
2000, Thermo Electron announced a reorganization plan under which it intends to sell Thermo Cardiosystems, which represented the Company's Heart Assist and Blood Testing Devices segment. In accordance with the provisions of Accounting
Principles Board Opinion No. 30 concerning



6.    Proposed Reorganization and Discontinued Operations (continued)

reporting the effects of disposal of a segment of a business, the Company classified the results of the Heart Assist and Blood Testing Devices and Power
Electronics and Test Equipment businesses as discontinued in the accompanying statement of income for the first quarter of 1999. In addition, the net assets of the Heart Assist and Blood Testing Devices and Power Electronics and Test
Equipment businesses have been classified as net assets of discontinued operations in the accompanying balance sheet, and primarily consist of inventories, accounts receivable, and machinery and equipment, net of certain liabilities, principally subordinated convertible debentures. During the first quarter of 2000, the Heart Assist and Blood Testing Devices and Power
Electronics and Test Equipment businesses had revenues of $27.5 million and net income of $0.8 million.

      Summary operating results of the Heart Assist and Blood Testing Devices and Power Electronics and Test Equipment businesses for the first quarter of 1999 were as follows:

(In thousands)
------------------------------------------------------------------------------------ ---------- ----------

Revenues                                                                                          $ 25,678
Costs and Expenses                                                                                  23,207
                                                                                                  --------

Income from Discontinued Operations Before Income Taxes and Minority Interest                        2,471
Provision for Income Taxes                                                                             953
Minority Interest Expense                                                                              628
                                                                                                  --------

Income from Discontinued Operations                                                               $    890
                                                                                                  ========

      During the first quarter of 2000, the Company sold its Pacific Power
Source division, previously part of the Power Electronics and Test Equipment businesses, for $3.3 million in cash, subject to post-closing adjustments. The
Company has signed letters of intent to sell the remainder of the Power
Electronics and Test Equipment businesses for approximately $10.6 million in cash and expects to complete the sales by June 2000. The net proceeds from these sales will be transferred to cash of continuing operations upon final disposition of the net assets of the Power Electronics and Test Equipment businesses. The Company is seeking a buyer for the Heart Assist and Blood
Testing Devices business and intends to complete the sale by the end of 2000.

7.    Restructuring and Unusual Costs

      During the first quarter of 2000, the Company recorded restructuring and unusual costs of $93,000 for employee retention costs in connection with Thermo
Electron's reorganization plan (Note 6). The retention costs are being recorded ratably over the period through which the employees must remain employed to qualify for the payment. At April 1, 2000, no retention payments had been made.
The liability for retention costs is included in other accrued expenses in the accompanying April 1, 2000, balance sheet.

8.    Recent Accounting Pronouncement

      In December 1999, the Securities and Exchange Commission issued Staff
Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements."
SAB 101 includes requirements for when shipments may be recorded as revenue when the terms of the sale include customer acceptance provisions or an obligation of the seller to install the product. In such instances, SAB 101 generally requires that revenue recognition occur at completion of installation and/or upon customer acceptance. SAB 101 requires that companies conform their revenue recognition practices to the requirements therein no later than the second quarter of calendar 2000 through recording a cumulative net of tax effect of the change in accounting as of January 2, 2000. The Company has not yet completed the analysis to determine the effect that SAB 101 will have on its financial statements.



Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's
Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks,"
"estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking
Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000, filed with the Securities and Exchange
Commission.

Overview

      The Company's continuing operations conduct business in three reportable segments: Quality Assurance and Security Products (Quality Assurance), Precision
Weighing and Inspection Equipment (Inspection Equipment), and Respiratory Care
Products (Respiratory Care). The Quality Assurance segment consists of the
Company's Thermedics Detection Inc. subsidiary, which develops, manufactures, and markets high-speed detection and measurement instruments used in a variety of on-line industrial process applications, security applications, and laboratory analyses. The Inspection Equipment segment includes the Company's
Thermo Sentron Inc. subsidiary, which develops, manufactures, and markets high-speed precision-weighing and inspection equipment for industrial production and packaging lines. The Respiratory Care Products segment consists of Erich
Jaeger GmbH, which was acquired by the Company in July 1999. Jaeger, based in Germany, develops and manufactures equipment for lung-function, cardio-pulmonary, and sleep disorder diagnosis and monitoring.

      The Company also develops and manufactures enteral nutrition-delivery systems and a line of medical-grade polymers used in medical disposables and in nonmedical, industrial applications, including safety glass and automotive coatings.

      A significant amount of the Company's revenues is derived from sales of products outside of the United States, through export sales and sales by the Company's foreign subsidiaries. The Company expects an increase in the percentage of revenues derived from international operations. Although the Company seeks to charge its customers in the same currency as its operating costs, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations between the U.S. dollar and foreign currencies. Where appropriate, the Company uses forward contracts to reduce its exposure to currency fluctuations.

      Thermo Electron Corporation has announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company (Note
6). Under this plan, the Company has taken its Thermo Sentron and Thermedics
Detection subsidiaries private, and in turn would be taken private and become a wholly owned subsidiary of Thermo Electron. In addition, Thermo Electron has announced that the Company will divest of its Thermo Cardiosystems Inc. and Thermo Voltek Corp. subsidiaries, which represent its Heart Assist and Blood
Testing Devices and Power Electronics and Test Equipment businesses, respectively.

Results of Operations

First Quarter 2000 Compared With First Quarter 1999

      Total revenues were $60.7 million in the first quarter of 2000, compared with $52.0 million in the first quarter of 1999. Revenues increased by $10.0 million due to the inclusion of revenues from Jaeger, acquired in July 1999, which represents the Respiratory Care segment. This increase was offset in part by a $0.7 million decrease in revenues due to the unfavorable effects of currency translation as a result of the strengthening of the U.S. dollar relative to foreign currencies in countries in which the Inspection Equipment segment operates.




First Quarter 2000 Compared With First Quarter 1999 (continued)

      Revenues from the Inspection Equipment segment were $25.3 million in the first quarter of 2000, compared with $26.6 million in the first quarter of 1999.
Excluding the effects of currency translation, revenues decreased $0.6 million, principally due to lower demand in North America. This decrease was offset in part by revenue improvement in Europe due to increased demand for package goods products in that region.

      Revenues from the Quality Assurance segment decreased to $19.5 million in the first quarter of 2000 from $20.4 million in the first quarter of 1999.
Revenues from industrial process instruments decreased by $1.1 million, primarily due to lower revenues from the sale and service of ALEXUS(R) systems.
This decline was due in part to changes in the process of recycling plastic containers in Europe. Previously, such containers had been sanitized and reused, a process in which recyclers used the Company's ALEXUS systems. Recent recycling trends in Europe involve melting and reforming plastic returnables.

      The gross profit margin increased to 47% in the first quarter of 2000 from 46% in the first quarter of 1999, primarily due to the inclusion of higher-margin revenues from the recently acquired Respiratory Care segment. The gross profit margin in the Quality Assurance segment decreased to 56% in 2000 from 58% in 1999, primarily due to lower sales of higher-margin ALEXUS products.
The gross profit margin in the Inspection Equipment segment declined to 37% in 2000 from 38% in 1999, primarily due to lower revenues.

      Selling, general, and administrative expenses increased to $18.4 million in the first quarter of 2000 from $15.2 million in the first quarter of 1999, primarily due to the inclusion of $3.7 million of expenses from Jaeger. Selling, general, and administrative expenses as a percentage of revenues increased to 30% in 2000 from 29% in 1999, primarily due to the inclusion of higher selling, general, and administrative expenses as a percentage of revenues at Jaeger.

      Research and development expenses increased to $4.5 million in the first quarter of 2000 from $3.4 million in the first quarter of 1999, primarily due to the inclusion of $1.5 million of expenses at Jaeger. This increase was offset in part by a decrease in expenses in the Quality Assurance segment as a result of efforts to reduce costs and focus on the development of near-term commercially viable products.

      Restructuring and unusual costs of $0.1 million were recorded by the Company in the first quarter of 2000 for employee retention costs in connection with Thermo Electron's reorganization plan. The Company recorded $1.4 million of restructuring and unusual costs in the first quarter of 1999, representing costs incurred in connection with reorganization transactions, primarily investment banking fees.

      Interest income was relatively unchanged at $1.0 million in the first quarter of 2000, compared with $1.1 million in the first quarter of 1999.
Interest expense increased to $0.9 million in 2000 from $0.4 million in 1999, primarily as a result of interest expense on borrowings used to partially finance the acquisition of the Respiratory Care business.

      Equity in earnings of unconsolidated subsidiaries in the accompanying statement of income represents the Company's proportionate share of earnings from joint ventures.

      Minority interest expense was unchanged at $0.6 million in the first quarter of 2000 and 1999.

      Excluding the effect of nondeductible restructuring and unusual costs of $1.4 million in the first quarter of 1999, the effective tax rates were 43% and 39% in the first quarter of 2000 and 1999, respectively. These rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies and other intangible assets. The increase in the effective tax rate is primarily due to the inclusion in 2000 of nondeductible amortization of cost in excess of net assets of acquired companies and other intangible assets at Jaeger.


First Quarter 2000 Compared With First Quarter 1999 (continued)

      In accordance with APB No. 30 concerning reporting the effect of disposal of a segment of a business, the results of the Company's Heart Assist and Blood
Testing Devices and Power Electronics and Test Equipment businesses have been classified as discontinued operations in the accompanying statement of income for the first quarter of 1999. Income from discontinued operations was $0.9 million in the first quarter of 1999. The Company is not currently aware of any known trends, events, or uncertainties involving discontinued operations that it expects will materially affect the Company's results of operations, financial condition, or liquidity through the date that such operations are disposed.

Liquidity and Capital Resources

      Consolidated working capital was $142.1 million at April 1, 2000, compared with $153.4 million at January 1, 2000. Cash, cash equivalents, and short-term available-for-sale investments were $24.9 million at April 1, 2000, compared with $34.5 million at January 1, 2000. In addition, the Company had $46.1 million and $46.3 million invested in an advance to affiliate as of April 1, 2000, and January 1, 2000, respectively. Of the total cash, cash equivalents, and short-term available-for-sale investments at April 1, 2000, $21.6 million was held by the Company's majority-owned subsidiaries, and the remainder by the Company and its wholly owned subsidiaries. Of the total advance to affiliate at April 1, 2000, $38.1 million was advanced by the Company's majority-owned subsidiaries, and the remainder was advanced by the Company.

      During the first quarter of 2000, $7.1 million of cash was provided by the operating activities of the Company's continuing operations. Cash provided by a $1.2 million decrease in accounts receivable was offset in part by the use of $1.0 million of cash to fund an increase in inventories, principally at Jaeger.
The decrease in accounts receivable was primarily due to strong fourth quarter
1999 sales at Jaeger that were collected in the first quarter of 2000. Inventory levels at Jaeger were at lower than normal levels at year-end 1999, due to strong fourth quarter sales, and were replenished in the first quarter of 2000.

      During the first quarter of 2000, the primary investing activity of the Company's continuing operations, excluding available-for-sale investments and advance to affiliate activity, was the acquisition of Thermo Sentron common stock. In connection with the merger of Thermo Sentron with the Company, the Company acquired 1,143,870 shares of Thermo Sentron common stock for $17.7 million in cash (Note 6). The Company completed its mergers with Thermo Sentron and Thermedics Detection during the second quarter and estimates that the additional cash costs to complete these transactions, including expenses and cash paid to settle vested stock options, will approximate $23.1 million. The
Company also expended $1.2 million for purchases of property, plant, and equipment in the first quarter of 2000. During the remainder of 2000, the Company expects to make capital expenditures for the purchase of property, plant, and equipment of approximately $4 million.

      In March 2000, the Company's discontinued operations sold a portion of the Power Electronics and Test Equipment business for net proceeds of $3.3 million in cash, subject to post-closing adjustments (Note 6). The Company has signed letters of intent to sell the remainder of the Power Electronics and Test
Equipment businesses for approximately $10.6 million in cash and expects to complete the sales by June 2000. The net proceeds from these sales will be transferred to cash of continuing operations upon final disposition of the net assets of the Power Electronics and Test Equipment businesses.

      During the first quarter of 2000, the financing activities of the Company's continuing operations provided $2.3 million of cash. Short-term borrowings provided $1.3 million of cash and the issuance of Company and subsidiary common stock provided $1.0 million of cash. In March 2000, the Company refinanced its $11.0 million note payable to a wholly owned subsidiary of Thermo Electron with borrowings from the Thermo Electron domestic cash management arrangement. Through May 11, 2000, the Company borrowed approximately $12 million, and expects to borrow an additional $4 million, of cash from Thermo Electron under a short-term line of credit to partially fund its acquisition of the common stock of Thermo Sentron and Thermedics Detection in completion of their merger with the Company (Note 6).


      Thermo Electron and its wholly owned subsidiary have indicated their willingness to require payment of the Company's short-term obligations to Thermo
Electron only to the extent that the Company's cash flows permit. Excluding such debt, the Company believes that its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

      The Company's exposure to market risk from changes in foreign currency exchange rates, interest rates, and equity prices has not changed materially from its exposure at year-end 1999.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      On February 1, 2000, the Company filed a Current Report on Form 8-K dated
      January 31, 2000, with respect to a proposed reorganization plan at Thermo
      Electron Corporation, as well as a decision to hold for sale the Company's
      Thermo Cardiosystems Inc. subsidiary.

      On March 31, 2000, the Company filed a Current Report on Form 8-K dated
      March 31, 2000, regarding the completion by the Company of its tender offer for the minority interest of its Thermo Sentron Inc. subsidiary.




                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 12th day of May 2000.

                                    THERMEDICS INC.


                                    /s/ Theo Melas-Kyriazi
                                    Theo Melas-Kyriazi
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)




                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit

10.1           Transition Agreement dated February 18, 2000, between Victor
               Poirer and Thermo Electron Corporation relating to the proposed sale of Thermo Cardiosystems Inc. (filed as Exhibit 10.28 to
               Thermo Cardiosystems Inc.'s Annual Report on Form 10-K for the year ended January 1, 2000 [File No. 1-10114] and incorporated herein by reference).

27.1           Financial Data Schedule for the quarter ended April 1, 2000.

27.2           Financial Data Schedule for the quarter ended April 3, 1999
               (restated for discontinued operations).